Form 10-K
period 2020-12-31
Home Point Capital Inc.
filed 2021-03-12
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ______________  to ______________
Commission file number 001-39964
Home Point Capital Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-1116426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Old Earhart Road, Suite 250 Ann Arbor, Michigan	48105
(Address of Principal Executive Offices)	(Zip Code)
(888) 616-6866
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0000000072 per share	HMPT	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Home Point Capital Inc. completed the initial public offering of its common stock on February 2, 2021. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 8, 2021, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $98.5 million, based on the number of shares held by non-affiliates as of March 8, 2021 and the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date.
The registrant had outstanding 138,860,103 shares of common stock as of March 8, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts contained in this Report, including among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Report. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others:

•the spread of the COVID-19 (as defined herein) outbreak and severe disruptions in the U.S. and global economy and financial markets it has caused;
•our reliance on our financing arrangements to fund mortgage loans and otherwise operate our business;
•the dependence of our loan origination and servicing revenues on macroeconomic and U.S. residential real estate market conditions;
•the requirement to repurchase mortgage loans or indemnify investors if we breach representations and warranties;
•counterparty risk;
•the requirement to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances;
•competition for mortgage assets that may limit the availability of desirable originations, acquisitions and result in reduced risk-adjusted returns;
•our ability to continue to grow our loan origination business or effectively manage significant increases in our loan production volume;
•competition in the industry in which we operate;
•our success and growth of our production and servicing activities and the dependence upon our ability to adapt to and implement technological changes;
•the effectiveness of our risk management efforts;
•our ability to detect misconduct and fraud;
•any failure to attract and retain a highly skilled workforce, including our senior executives;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•any cybersecurity risks, cyber incidents and technology failures;
•material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD;
•our vendor relationships;
•our failure to deal appropriately with various issues that may give rise to reputational risk, including legal and regulatory requirements;
•any employment litigation and related unfavorable publicity;
•exposure to new risks and increased costs as a result of initiating new business activities or strategies or significantly expanding existing business activities or strategies;
•any failure to comply with the significant amount of regulation applicable to our new investment management subsidiary;

•the impact of changes in political or economic stability or by government policies on our material vendors with operations in India;
•our ability to fully utilize our NOL and other tax carryforwards;
•any challenge by the IRS of the amount, timing and/or use of our NOL carryforwards;
•possible changes in legislation and the effect on our ability to use the tax benefits associated with our NOL carryforwards;
•the impact of other changes in tax laws;
•the impact of interest rate fluctuations;
•risks associated with hedging against interest rate exposure;
•the impact of any prolonged economic slowdown, recession or declining real estate values;
•risks associated with financing our assets with borrowings;
•risks associated with a decrease in value of our collateral;
•the dependence of our operations on access to our financing arrangements, which are mostly uncommitted;
•risks associated with the financial and restrictive covenants included in our financing agreements;
•our exposure to volatility in the London Inter-Bank Offered Rate;
•our ability to raise the debt or equity capital required to finance our assets and grow our business;
•risks associated with higher risk loans that we service;
•risks associated with derivative financial instruments;
•our ability to foreclose on our mortgage assets in a timely manner or at all;
•our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;
•the impact of revised rules and regulations and enforcement of existing rules and regulations by the CFPB;
•legislative and regulatory changes that impact the mortgage loan industry or housing market;
•changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as Ginnie Mae, the FHA or the VA, the USDA, or GSEs such as Fannie Mae or Freddie Mac, or such changes that increase the cost of doing business with such entities;
•the Dodd-Frank Act and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders;
•the CFPB, and its issued and future rules and the enforcement thereof;
•changes in government support of homeownership;
•changes in government or government sponsored home affordability programs;
•changes in governmental regulations, accounting treatment, tax rates and similar matters;
•risks associated with our acquisition of MSRs;
•the impact of our counterparties terminating our servicing rights under which we conduct servicing activities; and
•our failure to deal appropriately with issues that may give rise to reputational risk.

Many of the important factors that will determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. You should refer to the risks and uncertainties listed under the heading “Risk Factors” in Part I, Item 1A. of this Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
Website and Social Media Disclosure
We use our website (www.investors.homepoint.com) and our corporate Facebook, LinkedIn, and Twitter accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Report.

Glossary of Defined Terms
As used in this Report, unless the context otherwise requires:
•“An Agency” or “Agencies” refers to Ginnie Mae, the FHA, the VA, the USDA and/or GSEs.
•“CFPB” refers to the Consumer Financial Protection Bureau.
•“Fannie Mae” refers to the Federal National Mortgage Association.
•“FHA” refers to the Federal Housing Administration.
•“Freddie Mac” refers to the Federal Home Loan Mortgage Corporation.
•“Ginnie Mae” refers to the Government National Mortgage Association.
•“GSE” refers to Government-Sponsored Enterprises, such as Fannie Mae and Freddie Mac.
•“Holdings” refers to Home Point Capital LP, a Delaware limited partnership, the direct parent of Home Point Capital Inc. prior to the consummation of the merger in connection with our initial public offering.
•“HUD” refers to the U.S. Department of Housing and Urban Development.
•“MBS” refers to mortgage-backed securities—a type of asset-backed security that is secured by a group of mortgage loans.
•“MSRs” refers to mortgage servicing rights—the right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSRs may be bought and sold, resulting in the transfer of loan servicing obligations. MSRs are designated as such when the benefits of servicing the loans are expected to adequately compensate the servicer for performing the servicing.
•“Sponsor” or “Stone Point Capital” refers to Stone Point Capital LLC.
•“Trident Stockholders” refers, collectively, to one or more investment entities directly or indirectly managed by Stone Point Capital, including Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P. and Trident VI Professionals Fund, L.P.
•“USDA” means the U.S. Department of Agriculture.
•“VA” means the U.S. Department of Veterans Affairs.
Unless the context otherwise indicates, any reference in this Report to “Home Point,” “our Company,” “the Company,” “us,” “we” and “our” refers to Home Point Capital Inc.

Part I.
Item 1. Business
Company Overview
We are a leading residential mortgage originator and servicer driven by a mission to create financially healthy, happy homeowners. We do this by delivering scale, efficiency and savings to our partners and customers. Our business model is focused on leveraging a nationwide network of partner relationships to drive sustainable origination growth. We support our origination operations through a robust operational infrastructure and a highly responsive customer experience. We then manage the customer experience through our in-house servicing operations and our proprietary customer servicing portal, which we refer to as our Home Ownership Platform. We believe that the complementary relationship between our origination and servicing businesses allows us to provide a best-in-class experience to our customers throughout their homeownership lifecycle.
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with independent mortgage brokerages, which we refer to as our Broker Partners, to reach our end-borrower customers. In this channel, while our Broker Partners establish and maintain the relationship with the end-borrower, we as the lender underwrite the loan in-house and act as the original lender. This differentiates our Wholesale channel from our other two channels of mortgage origination: in our Direct channel, we as the lender engage with the end-borrower customers directly to originate mortgages, and in our Correspondent channel, we as the lender engage with original lenders, which we refer to as our Correspondent Partners, to purchase loans already issued to end-borrower customers.
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2020. Through our Wholesale channel, we propel the success of our more than 5,000 Broker Partners through a combination of full service, localized sales coverage and an efficient loan fulfillment process supported by our fully integrated technology platform. We differentiate ourselves from our peers focused on the wholesale channel by following a partnership approach towards our Broker Partners, where we seek to mitigate any conflict of interest by allowing the Broker Partners to maintain their customer relationships while we support them with our best-in-class technology platform. Broker Partners, which we define to include brokerage businesses that may include multiple broker employees, represent wholesale and non-delegated correspondent accounts that Home Point is authorized to conduct business with at a given point in time (whether or not we have recently originated mortgages through such broker).
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our nearly 360,000 customers through our servicing platform, with the ultimate objective of securing them as a Customer for Life. Our retention strategy and partnership model has differentiated us from our competitors and is a key driver of our continued growth in the wholesale channel.
Our growth is bolstered by a rising tide from the overall wholesale channel, which has garnered an increased share of the overall U.S. residential mortgage market every year since 2016. We benefit from these trends, as well as from our distinct wholesale strategy, which together enable highly scalable production volumes, a strong mix of purchase transactions and favorable unit economics, driven by lower fixed costs.
Our Wholesale strategy further propels our growth, with total loan originations of $62.0 billion through our Broker Partner network in 2020.
Our at-scale, in-house servicing approach is a key differentiator to our Wholesale strategy. We also operate in the Correspondent channel, to source customers efficiently, and in the Direct channel, to provide lending to customers which we service.
We view our servicing platform as a key component to our strategy of providing a highly responsive customer experience. Retaining the servicing on our originations and managing a servicing platform in-house gives us the opportunity to establish a deeper relationship with our customers. This relationship is enhanced through our proprietary customer servicing portal, the Home Ownership Platform, which is our primary point of contact with our customers and is designed to house all interactions post-closing. These interactions can include servicing monthly loan payments, applying for a refinance or shopping for third-party homeowners’ insurance. This curated experience improves customer satisfaction and supports lasting customer relationships, which we believe allows us to better understand our customers’ future financing needs and extend the life of the relationship.
Our Home Ownership Platform, which had more than 340,000 unique users during the year ended December 31, 2020, differentiates us from our competitors in that it personalizes the experience for borrowers through the use of customized dashboards, such as allowing us to deliver critical information about borrowers’ accounts, including payment deadlines, forbearance status and escrow distributions and customized offerings, which allow us to connect borrowers to other third-party financial products such as insurance policies and home equity loans. We have continued to focus on using technology, data and analytics to enhance the home buying and homeownership experience for both our partners and our customers.

We have built a flexible technology infrastructure that is highly componentized, which we believe allows us to leverage nimble internal development teams and market leading third-party systems to provide a best-in-class experience for our partners and customers. We believe that our ability to rapidly reconfigure individual solutions using technology in areas such as underwriting, pricing and disclosure preparation reduces the complexity and improves the efficiency of the origination process.
These efforts have resulted in rapid growth in our originations and profitability. As we continue to grow, we believe the scalability of our partner-driven business model will produce significant operating leverage and increased profitability. We have grown our total net revenue from $199.7 million to $1.4 billion and our total net income (loss) from $(29.2) million to $607.0 million, in each case, from 2019 to the year ended December 31, 2020. In the same periods, we have also grown our non-GAAP core operating metrics for the same periods, with our Adjusted revenue growing from $276.9 million to $1.5 billion and our Adjusted net income growing from $28.2 million to $667.7 million. For a reconciliation of these non-GAAP financial measures to their closest GAAP financial measures, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information.
Our Business
Our business model is focused on growing originations by leveraging a network of partner relationships that we support through reliable loan origination infrastructure and a highly responsive customer experience. Our operations are organized into two separate reportable segments: Origination and Servicing.
Origination
We originate mortgages in three distinct channels—our Wholesale channel, our Correspondent channel and our Direct channel. We choose to operate in these channels because we believe that together they:
•provide us efficient access to both purchase and refinance transactions throughout market cycles;
•benefit from the premise that in-market advisors will continue to be a cornerstone of the mortgage origination process;
•are highly scalable and flexible; and
•provide an optimized experience for our customers.
In each of these channels, our primary source of revenue consists of (i) gains on loans, which is the difference between the cost of originating or purchasing the mortgage loans and the price at which we sell such loans to investors, primarily the GSEs, and (ii) gains on fair value of MSRs.
Our originations are comprised of both purchase and refinance originations. While refinancing origination levels in the market vary based on a number of market dynamics, including interest rate levels, inflation, unemployment and the strength of the overall economy, we are focused on maintaining steady growth in our purchase origination volumes, which gives us a considerable advantage over our competitors as purchase originations tend to be more stable and reduce earnings volatility. In 2019, our purchase origination mix was 51%. In 2020, the low interest rate environment drove outsized growth in refinancing volumes, resulting in a purchase mix of 31%. However, we maintained strong growth in our purchase origination levels, which grew 70% year over year. Our purchase originations grew from $22.3 billion in 2019 to $62.0 billion in 2020.
Wholesale Channel
We originate residential mortgages in our Wholesale channel through a nationwide network of more than 5,000 Broker Partners. We are strategically focused on this channel given that the underlying cost structure is more efficient than that of Distributed retail, where the costs and overhead associated with originating loans are the responsibility of the lender. As a result, we are able to operate with a lower fixed cost than many of our competitors. This highly leverageable cost structure allows for improved financial flexibility in varying interest rate environments.
Our Broker Partners have local and personal relationships with their customers and therefore can provide tailored and thoughtful advice. However, they do not have the underwriting, funding, distributing or servicing capabilities for these loans. We provide these resources, which allow them to operate with scale and compete against larger market participants. This can be seen through the rapid growth of our originations in this channel, which increased from $11.6 billion in 2019 to $37.9 billion in 2020. This enables our Broker Partners to be nimble and run their business in an entrepreneurial fashion. Our Broker Partners are focused on providing the best possible experience, service, and price to their customers, while we concentrate on maximizing the efficiency of the origination platform leveraged by our partners. While our Broker Partners are responsible for originating the loan, we, as the lender, are responsible for making the loan. As a result, the decision to extend credit to the borrower, and the associated credit risk exposure, is our sole responsibility and not the responsibility of our Broker Partners. While we maintain policies and procedures designed to monitor the performance of our Broker Partners, we are not liable for their independent actions.

The efficiency of our sales team, combined with our flexible cost structure, has positioned us to further consolidate volume from the smaller and less efficient wholesale lenders that still control over 50% of the wholesale market. We plan to do this by increasing the number of independent brokerages that serve as our Broker Partners. Further penetration of the highly fragmented brokerage market would allow us to maintain our industry leading growth profile.
The strategy we employ in our Wholesale channel is closely tied to our servicing strategy. Through our in-house servicing platform, we control the customer experience. This gives us the ability to include our Broker Partners in the management of the customer relationship and ultimately the retention of customers in our collective ecosystem. Our competitors either (i) sell servicing, which can result in inconsistent or adverse customer experiences or (ii) retain servicing and attempt to refinance these customers directly, creating friction in the partner relationship. We believe that our retention strategy and partnership model has differentiated us from others and is a key driver of our continued growth in the wholesale channel.
Correspondent Channel
In our Correspondent channel, we purchase closed and funded mortgages from a trusted network of our Correspondent Partners. Our Correspondent Partners include primarily small- to medium-sized independent mortgage banks, builder affiliates and financial institutions. Our partners underwrite, process and fund loans, but typically lack the scale to economically retain servicing. Our financial institution partners prefer to sell to non-bank originators to avoid conflicting customer solicitation. This channel provides a flexible alternative for us to achieve our customer acquisition goals at a low cost. When favorable market opportunities present themselves, the channel can quickly be scaled up. We acquired $21.3 billion in production through approximately 600 Correspondent Partner relationships during 2020.
Direct Channel
In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options. Our Direct strategy is focused on maximizing the customer retention opportunity in our servicing portfolio, but is differentiated from our competitors in that it is designed to be inclusive of both of our customers’ preferences and our Broker Partners’ in-market presence. For example, if a Broker Partner initiated customer proactively contacts us about a refinancing, we will refer the customer to the applicable Broker Partner that originally established the relationship. This strategy removes the conflict of interest that some competitors have between their direct and wholesale channels. If the customer prefers to use our Direct functionality, or if there is no Broker Partner perhaps because the customer was sourced through a Correspondent Partner, we can still fulfill the customer’s preference and retain the customer relationship. We call this our omni-channel retention strategy.
Due to our omni-channel retention strategy, we maintain stronger Broker Partner relationships and create a key point of differentiation when winning new Broker Partners. We do not compete with our Broker Partners, but instead help them maintain their end customers when having an in-market loan originator is important. This strategy enhances our ability to grow originations and retain customers.
Servicing our customers in-house provides an opportunity for more frequent customer contact. These interactions are enhanced through our proprietary Home Ownership Platform. This makes the process for a customer’s next transaction more efficient because we have an ongoing relationship with the customer and a rich data set that can be leveraged to better the loan origination process. By striving to make the process streamlined, reliable, and focused on the customer’s preference as to who they want as their loan originator, we believe we are able to create Customers for Life.
Over the course of the past year, we have significantly increased retention rates by leveraging our data and analytics to better understand our customers’ future financing needs. This allows us to proactively monitor our customer relationships over time.
Our Direct channel is focused on maximizing the retention opportunity of customers in our servicing portfolio. We believe that recapturing our customers is integral to our goal of creating Customers for Life. For that reason, we began building our Direct channel in 2019, and we have quickly scaled it from $0.5 billion of origination volume in the year ended December 31, 2019 to $2.8 billion in 2020.
Our Direct channel is a key piece of our omni-channel retention strategy, which we designed to meet the needs of our customers, as well as our Broker Partners. Our retention strategy is differentiated from our competitors because it reduces the ‘channel conflict’ that exists between brokers and originators in our competitors’ strategies.
We proactively look for opportunities to save our existing servicing portfolio customers money by identifying refinancing opportunities on their existing mortgage. Our strategy for doing this is to refer that customer back to the applicable Broker Partner that initially established the relationship. That referral creates an opportunity for our Broker Partners to generate incremental business without independently sourcing the loan. Our ability to deliver that lead to our Broker Partner allows us to build sticky, long-term relationships and add meaningful value for our Broker Partners. While a referral to our Broker Partner does not guarantee that we will ultimately originate the retained loan, we believe this strategy allows us to capture an increased share of our Broker Partner’s future business and advance our goal of maintaining Customers for Life.

In situations where the customer relationship was sourced through a Correspondent Partner, we look to originate that customer’s next loan through our Direct channel and retain the corresponding MSR. By maintaining flexibility to retain our customers through both our Broker Partners and our Direct channel, we are able to effectively execute our omni-channel retention strategy.
Servicing
Servicing is a strategic cornerstone of our business and is central to our Customer for Life strategy, which extends the customer lifecycle. Our Servicing segment, which operates primarily out of our centralized office in Dallas, TX, is authorized to conduct business in all 50 states and D.C. We have dedicated significant time and resources to developing our in-house servicing capabilities so we can effectively execute our strategy. By continuing to increase origination volumes, we have been able to grow our servicing portfolio, which enables us to generate attractive economics and benefit from scale.
As of December 31, 2020, our number of servicing portfolio customers was almost 360,000, as compared to 236,000 at the end of 2019. During this same period, our servicing portfolio UPB increased from $52.6 billion at the end of 2019 to $91.5 billion at the end of 2020.
Our servicing business consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations and our investors’ guidelines. Strategically retaining servicing on the loans we originate and managing an in-house servicing platform allows us to establish deeper relationships with our customers. The relationship is enhanced through our proprietary Home Ownership Platform. The Home Ownership Platform offers our customers a curated experience with frequent touchpoints, which we believe supports a superior homeownership journey. This connectivity and ongoing dialogue helps us proactively find ways to help our customers, either through a refinancing of their mortgage or savings on another home-related product. Through frequency of interaction, coupled with providing effective solutions beyond a mortgage, we strive to develop a trusted relationship and ultimately increase the lifetime value of our customers.
We have utilized the Home Ownership Platform to support our customers during the COVID-19 pandemic. We have provided our customers with on-demand access to updates on forbearance policies and details on the various options available to help navigate through a period of significant uncertainty. In conjunction with our servicing team, we believe we were able to provide our customers with a high level of customer service, deepening our relationships and solidifying our position as a trusted partner.
The Home Ownership Platform is fully integrated into our broader technology infrastructure. We rely on fully integrated origination and servicing technology to drive efficiency, manage compliance and regulatory processes and facilitate seamless loan onboarding, funding and servicing. We believe that leveraging our technology platform as we continue to grow will allow us to further realize economies of scale and benefit from operating leverage in both our Origination and Servicing segments.
Asset Management
Over the course of the past year, we have initiated an asset management strategy to help us scale our servicing operation and support continued origination growth in a more capital-light manner. To execute on this strategy, we acquired a licensed entity, which will house servicing assets over time. We are preparing the launch of this investment vehicle and expect to begin raising third-party capital to grow the strategy in 2021. Our history of managing servicing assets for our balance sheet has given us the experience necessary to manage third-party capital.
Technology
Mortgage banking technology is evolving rapidly. Historically, it has been an advantage to develop technology in-house, but in today’s marketplace, there are various alternative technology solutions that provide a competitive advantage through increased flexibility and lower costs. Building and maintaining a monolithic, proprietary loan origination system is not only costly, but highly complex. This makes it increasingly challenging to evolve with emerging technologies. We have developed a multi-prong strategy whereby we (i) partner with best-in-class third-party software providers to meet our core technology needs and (ii) deploy internal resources to build proprietary software in areas where we believe we can create a strategic advantage. We integrate our third-party providers with our proprietarily built software to provide a unified, seamless experience for our partners and customers. We believe that our componentized approach promotes nimbleness and allows us to provide technology solutions faster than our competition, while retaining control in areas that we deem strategically important.
Our Home Ownership Platform is an example of our approach to technology. We have built a proprietary user interface that leverages third-party solutions to create a differentiated customer experience. The Home Ownership Platform presents our customers with a curated experience, which more broadly supports their home ownership journey. This is done together with third-party providers that offer a variety of products and services to our customers, including insurance, loans and other ancillary home service products. In addition to revenue generation, the successful execution of these offerings is intended to build a stronger relationship between us and our customers with the goal of retaining the customer in our ecosystem—Customers for Life.

The Home Ownership Platform provides a customized and enriched experience for our customers through the use of data and analytics. The platform serves as a tool to establish touch points with our customers and better understand their financing needs. By synthesizing the data, we can identify opportunities to increase the efficiency of processes via our simplistic and streamlined user interface. This user interface allows our customers to manage a variety of aspects of their existing and potential future homeownership products, including making monthly payments, exchanging documents and contacting support.
We believe the combination of customer-centric technology and process execution is key to creating the best platform. As a result, we have placed a heavy emphasis on process design and have assembled a team of process engineers that possess a unique combination of business acumen and an understanding of how to deploy mortgage technology. This process engineering team is integrated within the operations of our business to ensure our technology solutions are strategically aligned in developing and delivering efficiencies to the business. These efficiencies promote our ability to drive scale and better serve the needs of both our customers and our partners. The dedicated focus of this team enables us to constantly identify and streamline operational areas that can be best served through technological improvement.
U.S. Mortgage Market
The U.S. mortgage market is one of the largest and consistently growing financial markets in the world. As of December 31, 2020, according to the Federal Reserve Bank of New York there was approximately $10 trillion of residential mortgage debt outstanding in the United States. The mortgage origination market has averaged $2.0 trillion in annual originations since 2000, evidencing the consistency in market loan volume production. According to Fannie Mae’s Housing Forecast, total purchase and refinance originations are expected to reach nearly $4.1 trillion in 2021. Periods of outsized refinancing opportunities, such as 2020, provide significant upside in the mortgage market, while purchase mortgages, which represent $1.8 trillion of the market of the 2021 forecast, provide stability in market volumes.
Regulation
We operate in a heavily regulated industry that is highly focused on consumer protection. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector. We expect to continue to face regulatory scrutiny as an organization and as a participant in the mortgage sector.
Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, HUD and various state agencies that license and conduct examinations of our loan servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs, Ginnie Mae, and various investors and lenders also subject us to periodic reviews and audits.
The descriptions below summarize certain significant state and federal laws to which we are subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. They do not summarize all possible or proposed changes in current laws or regulations and are not intended to be a substitute for the related statues or regulatory provisions.
Federal, State and Local Laws and Regulations
We must comply with a large number of federal, state and local consumer protection laws and regulations including, among others:
•the Real Estate Settlement Procedures Act and Regulation X, which (1) require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, (2) apply to certain loan servicing practices including escrow accounts, customer complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation, and (3) prohibit giving or accepting any fee, kickback or a thing of a thing of value for the referral of real estate settlement services;
•The Truth In Lending Act, or TILA, Home Ownership and Equity Protection Act of 1994, and Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing, provide for a three-day right to rescind some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan, mandate home ownership counseling for mortgage applicants, impose restrictions on loan originator compensation, and apply to certain loan servicing practices;
•Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising;
•certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which, among other things, prohibit unfair, deceptive or abusive acts or practices;

•the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to undertake remedial actions if there is a breach in the lender’s data security;
•the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and require certain disclosures to applicants for credit;
•the Homeowners Protection Act, which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•the Home Mortgage Disclosure Act and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
•the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•the Fair Debt Collection Practices Act, which regulates the timing and content of third-party debt collection communications;
•the Gramm-Leach-Bliley Act, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;
•the Bank Secrecy Act and related regulations from the Office of Foreign Assets Control, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or the USA PATRIOT Act, which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist or other illegal activities;
•the Secure and Fair Enforcement for Mortgage Licensing Act, or the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•the Military Lending Act, or MLA, which restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit, requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product;
•the Servicemembers Civil Relief Act, which provides financial protections for eligible service members;
•the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair or deceptive acts or practices and certain related practices;
•the Telephone Consumer Protection Act, which restricts telephone and text solicitations and communications and the use of automatic telephone equipment;
•the Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, which require businesses that use electronic records or signatures in consumer transactions and provide required disclosures to consumers electronically, to obtain the consumer’s consent to receive information electronically;
•the Electronic Fund Transfer Act of 1978, or EFTA, and Regulation E, which protect consumers engaging in electronic fund transfers;
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the FTC’s rules promulgated pursuant to such Act, or the CAN-SPAM Act, which establish requirements for certain “commercial messages” and “transactional or relationship messages” transmitted via email; and
•the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.
In addition to applicable federal laws and regulations governing our operations, our ability to originate and service loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include limits on the fees and interest rates we may charge, disclosure requirements with respect to fees and interest rates and other requirements. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a customer will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. Many of these laws are vague and subject to differing interpretation, which exposes us to additional risks.
On January 1, 2020, the CCPA took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. Generally speaking, the CCPA provides consumers with new privacy rights such as the right to request deletion of their data, the right to receive data on record for them, and the right to know what categories of data (generally) are maintained about them. It also mandates new disclosures prior to, and at, the point of data collection and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA allows consumers to submit verifiable consumer requests regarding their personal information and requires our business to implement procedures to comply with such requests. The California Attorney General issued, and subsequently updated, proposed regulations to further define and clarify the requirements of the CCPA. The impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. At least two additional states have enacted similar laws to the CCPA, and we expect more states to follow.
These laws and regulations apply to many facets of our business, including loan origination, loan servicing, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to, mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities. Federal, state and local executive, legislative and regulatory responses to COVID-19 are rapidly evolving, not consistent in scope or application, and subject to change without advance notice.
Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to, without limitation, any of the following:
•loss of our licenses and approvals to engage in our servicing and lending businesses;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;
•breaches of covenants and representations resulting in defaults and cross-defaults under our servicing and trade agreements and financing arrangements;
•damage to our reputation;
•inability to obtain new financing and maintain existing financing;
•inability to raise capital; or
•inability to execute on our business strategy.
Supervision and Enforcement
Since its formation, the CFPB has taken a very active role in the mortgage industry. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, and its rulemaking and regulatory agenda relating to loan servicing and origination continues to evolve. The CFPB also has broad supervisory and enforcement powers with regard to non-depository financial institutions that engage in the origination and servicing of mortgage loans. The CFPB has conducted routine examinations of our business and will conduct future examinations.
As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines violated the laws and regulations it enforces.
Individual states have also been active in the mortgage industry, as have other regulatory organizations such as the Multistate Mortgage Committee, a multistate coalition of various mortgage banking regulators. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage lenders and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management.
In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state regulators as part of their general regulatory oversight of our servicing and lending businesses.

The CFPB and state regulators have also increasingly focused on the use and adequacy of technology in the mortgage servicing industry. In 2016, the CFPB issued a special edition supervisory report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services, or the NYDFS, also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which required banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues.
State Licensing, State Attorneys General and Other Matters
Because we are not a depository institution, we must comply with state licensing requirements to conduct our business, and we are licensed to originate loans in all 50 states and the District of Columbia. We also are able to purchase and service loans in all 50 states and the District of Columbia, either because we have the required licenses in such jurisdictions or are exempt or otherwise not required to be licensed to perform such activity in such jurisdictions.
Under the SAFE Act, all states have laws that require mortgage loan originators employed by non-depository institutions to be individually licensed to offer mortgage loan products. These licensing requirements require individual loan originators employed by us to register in a nationwide mortgage licensing system, submit application and background information to state regulators for a character and fitness review, submit to a criminal background check, complete a minimum of 20 hours of pre-licensing education, complete an annual minimum of eight hours of continuing education and successfully complete an examination. As a result of each license we maintain, we are subject to regulatory oversight, supervision and enforcement authority in connection with the activities that we conduct pursuant to the license, including to determine our compliance with applicable law.
We also must comply with state licensing requirements to conduct our business, and we incur significant ongoing costs to comply with these licensing requirements. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction. This generally will include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations.
Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions such as a fine, a directive requiring a certain step to be taken, a prohibition or restriction on certain activities, a suspension of a license or ultimately a revocation of a license. Certain types of regulatory actions could limit our ability to continue to conduct our business in the relevant jurisdictions or result in a breach of representations, warranties and covenants, and potentially cross-defaults in our financing arrangements which could limit or prohibit our access to liquidity to operate our business.
Competition
We compete with third-party businesses in originating forward mortgages, including other bank and non-bank financial services companies focused on one or more of these business lines. Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, customer service levels, the amount and term of a loan, and marketing and distribution channels. Many of our competitors for forward mortgage originations are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs in which we are unable to participate because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.
Intellectual Property
We use a combination of proprietary and third-party intellectual property, including trade secrets, unregistered copyrights, trademarks, service marks, and domain names, and the intellectual property rights in our proprietary software, all of which we believe maintain and enhance our competitive position and protect our products.

Cyclicality and Seasonality
The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing and/or re-financing residential and commercial real estate, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio-economic trends and by state and federal regulations and programs which may encourage and accelerate or discourage and slowdown certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services.
Human Capital Resources
As of December 31, 2020, we employed approximately 3,500 full-time associates globally. None of our associates are covered by collective bargaining agreements, and we consider our associate relations to be good. Our culture and technology has allowed many of our associates (including executives and mortgage loan officers and staff) to work in divergent locations, which has allowed us to recruit and hire top managers and executives regardless of geography and to continue our business and operations without significant disruption from the COVID-19 pandemic.
Available Information
Our website address is www.investors.homepoint.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Summary Risks
The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition. If any of these risks actually occurs, our business, results of operations and financial condition may be materially adversely affected.
•the spread of the COVID-19 outbreak and severe disruptions in the U.S. and global economy and financial markets it has caused;
•our reliance on our financing arrangements to fund mortgage loans and otherwise operate our business;
•the dependence of our loan origination and servicing revenues on macroeconomic and U.S. residential real estate market conditions;
•the requirement to repurchase mortgage loans or indemnify investors if we breach representations and warranties;
•counterparty risk;
•the requirement to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances;
•competition for mortgage assets that may limit the availability of desirable originations, acquisitions and result in reduced risk-adjusted returns;
•our ability to comply with the laws and regulations to which we are subject, whether actual or alleged;
•our ability to continue to grow our loan origination business or effectively manage significant increases in our loan production volume;
•competition in the industry in which we operate;
•our ability to acquire loans and sell the resulting MBS in the secondary markets on favorable terms in our production activities;
•our being a “controlled company” within the meaning of Nasdaq rules and, as a result, qualifying for exemptions from certain corporate governance requirements; and
•our Sponsor controlling us and its interests conflicting with ours or yours in the future.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and the other information set forth in this Report before deciding to invest in us. If any of the following risks actually occurs, our business, results of operations and financial condition may be materially adversely affected. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, liquidity and results of operations in future periods.
Risks Related to Our Business
General Business Risks
The current outbreak of the novel coronavirus, or COVID-19, has caused, and will continue to cause, disruption to our business, liquidity, financial condition and results of operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The outbreak has triggered a period of global economic slowdown and many experts predict that it may trigger a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:
•a general decline in business activity;
•negatively impacting demand for our mortgage loan products, as well as borrowers’ ability to fulfill their loan obligations leading to an increase in delinquency rates, which could have a significant impact on the value of our mortgage assets;
•the requirement for us to advance material amounts of cash for delinquent principal, interest, taxes and insurance typically paid by borrowers, which may not be reimbursed for an extended period of time;
•the costs of preserving and liquidating defaulted properties, as a result of increased serious delinquencies and defaults;
•the destabilization of the real estate and mortgage markets, which could negatively impact fair value of our assets, reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans;
•difficulty accessing the capital markets on attractive terms, or at all, and a severe disruption and instability in the global financial markets, including the MBS market, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•the inability to promptly foreclose on defaulted mortgage loans and liquidate the underlying real property due to the rapidly changing regulatory and administrative climate, including the suspension of foreclosures and evictions as mandated by governmental bodies;
•the potential negative impact on the health of our highly qualified personnel, in particular skilled managers, loan servicers, debt default specialists and underwriters, especially if a significant number of them are impacted; and
•a deterioration in our ability to ensure business continuity during a disruption.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and may also exacerbate the other risks described herein, which may negatively impact our business, liquidity, financial condition and results of operations.
Our business relies on our financing arrangements to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We currently fund substantially all of the MSRs and mortgage loans we close through borrowings under our financing arrangements and warehouse lines of credit along with funds generated by our operations. As of December 31, 2020, we held mortgage funding arrangements with ten separate financial institutions with a total maximum borrowing capacity of $4.2 billion. In January 2021, we entered into an additional mortgage funding arrangement with a total maximum borrowing capacity of $500 million. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.
Of the ten existing mortgage warehouse lines of credit as of December 31, 2020, seven of the facilities are 364-day facilities and the other mortgage warehouse lines of credit are evergreen agreements. The facility entered into in January 2021 is also a 364-day facility. As of December 31, 2020, approximately $450 million of borrowing capacity under our mortgage warehouse lines of credit was committed, while the remaining borrowing capacity under our mortgage warehouse lines of credit was uncommitted and can be terminated by the applicable lender at any time. Three of the facilities require that we establish a cash reserve of $11.0 million which is reflected within Restricted cash on the consolidated balance sheet as of December 31, 2020.
Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon our lenders to provide the primary mortgage warehouse lines of credit for our loans. While we currently expect to be able to renew our existing warehouse facilities prior to their expiration, there is no guarantee that our current uncommitted facilities will be available for future financing needs, nor that we will be able to secure alternative funding facilities to replace any current facilities that we are unable to renew upon their scheduled expiration. In the event that any of our mortgage warehouse lines of credit is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business.
Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors, including:
•restrictive covenants and borrowing conditions in our existing or future financing arrangements that may limit our ability to raise additional debt;
•a decline in the liquidity in the credit markets;
•prevailing interest rates;
•the financial strength of our lenders;
•the decisions of lenders from whom we borrow to reduce their exposure to mortgage loans; and
•accounting changes that impact the calculations of covenants in our debt agreements.
If we are unable to refinance our existing debt or borrow additional funds due to any of the foregoing or other factors, our ability to maintain or grow our business could be limited.
Our loan origination and servicing revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. We also have significant dependence on some states such as California and are subject to conditions in those states. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or lack thereof, changes in household debt levels and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to, the COVID-19 pandemic, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential borrowers to take out loans. As a result, such economic factors affect loan origination volume.
Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry or result in increased volatility in the United States and worldwide financial markets and economy. Excessive home building or historically high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans, or may limit our ability to make additional loans in those affected areas. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

Recently, financial markets have experienced significant volatility as a result of the effects of the COVID-19 pandemic. Many state and local jurisdictions have enacted measures requiring closure of businesses and other economically restrictive efforts to combat the COVID-19 pandemic. Unemployment levels have increased significantly and may remain at elevated levels or continue to rise. There may be a significant increase in the rate and number of mortgage payment delinquencies, and house sales, home prices and multifamily fundamentals may be adversely affected, which could lead to a material adverse decrease of our mortgage origination activities. For more information, see the risk factor entitled, “—The current outbreak of the novel coronavirus, or COVID-19, has caused, and will continue to cause, disruption to our business, liquidity, financial condition and results of operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.”
Furthermore, several state and local governments in the United States are experiencing, and may continue to experience, budgetary strain, which will be exacerbated by the impact of the COVID-19 pandemic. One or more states or significant local governments could default on their debt or seek relief from their debt under the U.S. bankruptcy code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.
Any uncertainty or deterioration in market conditions or prolonged economic slowdown or recession that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae because we collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated.
Increased delinquencies may also increase the cost of servicing loans. The decreased cash flow from lower servicing fees could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. An increase in delinquencies could therefore be detrimental to our business. See the risk factor entitled, “Risks Related to our Mortgage Assets—A significant increase in delinquencies for the loans we service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.”
Additionally, origination of loans can be seasonal. Historically, our loan origination has increased activity in the second and third quarters and reduced activity in the first and fourth quarters as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. As a result, our loan origination revenues vary from quarter to quarter. However, this historical pattern may be disrupted for the foreseeable future as a result of the shelter-in-place and similar protective orders that have been issued in response to the COVID-19 pandemic.
Any of the circumstances described above, alone or in combination, may lead to volatility in or disruption of the credit markets at any time and have a detrimental effect on our business.
We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties.
When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. If a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan, replace it with a substitute loan and/or indemnify secondary market purchasers for losses.
As part of our correspondent production activities, we re-underwrite a percentage of the loans that we acquire, to ensure quality underwriting by our Correspondent Partners, accurate third-party appraisals and strict compliance with the representations and warranties that we require from our Correspondent Partners and that are required from us by our investors. No assurance can be given that the re-underwriting of a sample population of loans will identify any and all underwriting and regulatory compliance issues related to such loans or to any of the other loans we acquire from Correspondent Partners. In our Direct and Wholesale channels, we underwrite each loan prior to funding and attempt to comply with applicable investor guidelines. However, no assurance can be given that such underwriting will result in all cases with loans that fully comply with such guidelines, and state or federal law.
In the event of a breach of any representations or warranties we make to purchasers, insurers or investors, we believe, based on our experience, that in a majority of cases, for correspondent originated loans acquired using the “delegated underwriting” option, we will have recourse to the Correspondent Partner that sold the mortgage loans to us and breached similar or other representations and warranties. Although we believe we will have the right to seek a recovery of related repurchase losses from that Correspondent Partner, we cannot assure you that this will always be the case. For Correspondent loans where we do the underwriting, referred to as the “non-delegated underwriting” option, our ability to seek a recovery of repurchase and other losses from Correspondent Partners is more limited.

In addition to the customary representations and warranties we make, the documents governing our securitized pools of loans and our contracts with certain purchasers of our whole loans contain additional provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if the borrower fails to make loan payments due to the purchaser on a timely basis in the first few months after we sell the loan. We have been and continue to be subject to repurchase claims from investors for various reasons, and we will continue to be subject to such claims in the future. If we are required to indemnify or repurchase loans that we have sold or securitized, or will sell or securitize in the future, and this results in losses that exceed our reserve, such occurrence could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the repurchased loan typically can only be financed at a steep discount to its repurchase price, if at all, and can generally be sold only at a discount to the unpaid principal balance, which in some cases can be significant. Significant repurchase activity on Direct or Wholesale loans or on Correspondent loans without offsetting recourse to a counterparty that we purchased the loan from could materially and adversely affect our business, financial condition, liquidity and results of operations.
We are subject to counterparty risk and may be unable to seek indemnity from, or require our correspondent counterparties or sellers to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.
When we purchase mortgage assets, our correspondent counterparty or seller typically makes customary representations and warranties to us about such assets. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches such a representation or warranty. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be willing and able to honor its obligations under our mortgage loan purchase agreements. Our inability to obtain indemnity or enforce repurchase obligations of counterparties and sellers for a significant number of loans could materially and adversely affect our business, financial condition, liquidity and results of operations.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity and results of operations.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our loans to advance our own funds to pass through scheduled principal and interest payments to security holders of the MBS or whole loans into which the loans are sold, and pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. In certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. If a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. When a relatively young MSR portfolio such as ours ages, it is expected that the percentage of delinquent loans will typically increase and the amount of advances that are required and become outstanding in connection with such loans will increase in the aggregate. This increase in advances could have a material adverse effect on our business, financial condition, liquidity and results of operations.
In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law, allowing borrowers affected by the COVID-19 pandemic to request temporary loan forbearance for federally backed mortgage loans. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. We expect that such payments may continue to increase throughout the duration of the COVID-19 pandemic. While the GSEs recently issued guidance limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, we are prohibited by the CARES Act from collecting certain servicing related fees, such as late fees, during the forbearance plan period. We are further prohibited from initiating foreclosure and/or eviction proceedings under applicable investor and/or state law requirements. As of December 31, 2020, approximately 36,000 loans, or 10.0% of the loans in our MSR Servicing Portfolio had elected the forbearance option. We have so far successfully utilized other prepayments and mortgage payoffs to fund principal and interest advances relating to forborne loans, and have not advanced material amounts of principal or interest associated with forbearances. But, there is no assurance that we will be successful in doing so in the coming months and we will ultimately have to replace such funds to make payments in respect of such prepayments and mortgage payoffs. As a result, we may have to use our cash, including borrowings under our debt agreements, to make the payments required under our servicing operation.
In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to the COVID-19 pandemic are being issued by states, agencies and regulators. These measures could stay in place for an extended period of time. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties and restrictions on our business. In addition, we could face litigation and reputational damage.

Competition for mortgage assets may limit the availability of desirable originations, acquisitions and result in reduced risk-adjusted returns and adversely affect our business, financial condition, liquidity and results of operations.
We face substantial competition in originating and acquiring attractive assets, both in our loan origination activities and our correspondent production activities. The competition for mortgage loan assets may compress margins and reduce yields, making it difficult for us to acquire assets with attractive risk-adjusted returns. There can be no assurance that we will be able to successfully maintain returns, transition from assets producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the profitability of our operations to decline substantially and have a material adverse effect on our business, financial condition, liquidity and results of operations.
In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our Correspondent Partners and consumers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.
Our profitability depends, in part, on our ability to continue to acquire our targeted mortgage assets at favorable prices. We compete with mortgage REITs, specialty finance companies, private funds, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring mortgage assets. Many of our competitors also have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Competition may result in fewer acquisitions, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.
We may not be able to continue to grow our loan origination business or effectively manage significant increases in our loan production volume, both of which could negatively affect our reputation and business, financial condition and results of operations.
Our mortgage loan origination business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by traditional business customers in the home buying process such as realtors and builders. As a result, our or our partners’ ability to secure relationships with such traditional business customers will influence our ability to grow our loan origination business. Our loan origination business also operates through third-party mortgage professionals who do business with us on a best efforts basis (i.e., they are not contractually obligated to do business with us). Further, our competitors also have relationships with these brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks. Our business is also subject to overall market factors that can impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels. If we are unable to continue to grow our loan origination business, this could adversely affect our business, financial condition and results of operations.
On the other hand, we may experience material growth in our mortgage loan volume and MSRs. If we do not effectively manage our growth, the quality of our services could suffer. For example, in connection with our increased loan origination volume in 2020, we identified a higher rate of errors in our post-closing loan quality control review of our originations function, and we implemented certain remedial measures to address these errors, including additional training programs for our associates. If these remedial measures are not effective or if these or other errors arise in connection with future growth in our loan volume, the quality of our loans could be impacted, which could in turn negatively affect our reputation and business, financial condition and results of operations.
Difficult conditions or disruptions in the MBS, mortgage, real estate and financial markets and the economy generally may adversely affect our business, financial condition, liquidity and results of operations.
Most of the Agency-eligible mortgage loans that we originate or acquire are delivered to the GSEs or Ginnie Mae to be pooled into an Agency MBS or sold directly to the Agencies through the cash window or other third parties. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could impact the availability and cost of financing arrangements and would likely result in a material adverse effect on our business, financial condition and results of operations.

The success of our business strategies and our results of operations are also materially affected by current conditions in the broader mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our assets, reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.
The industry in which we operate is highly competitive, and is likely to become more competitive, which could adversely affect us.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Non-banks of various sizes and types are becoming increasingly competitive in the acquisition of newly originated mortgage loans and servicing rights. Many banks and large savings institutions have significantly greater resources or access to capital than we do, as well as a lower cost of funds. Additionally, some of our existing and potential competitors may decide to modify their business models to compete more directly with our wholesale and correspondent production business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a wholesale and correspondent production business. Since the withdrawal of a number of large participants from the mortgage markets following the financial crisis in 2007, non-bank participants have become more active in these markets. As more non-bank entities enter these markets, or if more of the large commercial banks decide to become aggressive in the mortgage space once again, our production activities may generate lower volumes and/or margins. Accordingly, our inability to compete successfully or a material decrease in profit margins resulting from increased competition could adversely affect our business, financial condition, liquidity and results of operations.
We depend on our ability to acquire loans and sell the resulting MBS in the secondary markets on favorable terms in our production activities. If our ability to acquire and sell is impaired, this could subject us to increased risk of loss.
In our production activities, we acquire and originate new loans, including non-Agency loans, from our Broker Partners and Correspondent Partners and sell or securitize those loans to or through the Agencies or other third-party investors. We also may sell the resulting securities into the MBS markets. However, there can be no assurance that we will continue to be successful in operating this business or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation. However, we may not be able to continue to source sufficient loan acquisition opportunities to justify the expenditure of such capital and other resources. In the event that we are unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such loans, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these loans or may be unable to sell the resulting loans or MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition either due to changes in market conditions, the delinquencies of our mortgage loans or a change in the condition of the underlying mortgage property. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity and results of operations.
The gain recognized from sales in the secondary market represents a significant portion of our revenues and net earnings. Further, we are dependent on the cash generated from such sales to fund our future loan closings and repay borrowings under our mortgage warehouse lines of credit. A decrease in the prices paid to us upon sale of our loans could materially adversely affect our business, financial condition and results of operations. The prices we receive for our loans vary from time to time and may be materially adversely affected by several factors, including, without limitation:
•an increase in the number of similar loans available for sale;
•conditions in the loan securitization market or in the secondary market for loans in general or for our loans in particular, which could make our loans less desirable to potential investors;
•defaults under loans in general;
•loan-level pricing adjustments imposed by Fannie Mae and Freddie Mac, including the recently imposed adjustments for the purchase of loans in forbearance and, although deferred for later implementation, refinancing loans;
•the types and volume of loans being originated or sold by us;
•the level and volatility of interest rates; and
•the quality of loans previously sold by us.

Further, to the extent we become subject to delays in our ability to sell future mortgage loans which we originate, we would need to reduce our origination volume to the amount that we can sell plus any excess capacity under our mortgage warehouse lines of credit. Delays in the sale of mortgage loans also increase our exposure to increases in interest rates, which could adversely affect our profitability on sales of loans.
The success and growth of our production and servicing activities will depend, in part, upon our ability to adapt to and implement technological changes.
The production process and our servicing platform are becoming more dependent upon technological advancement and depends, in part, upon our ability to effectively interface with our Broker Partners, Correspondent Partners and other third parties. Maintaining, improving and becoming proficient with new technology may require us to make significant capital expenditures. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase.
We also rely on third-party software products and services to operate our business. If we lose our rights to such products or services, or our current software vendors become unable to continue providing services to us on acceptable terms, we may not be able to procure alternatives in a timely and efficient manner and on acceptable terms, or at all.
Additionally, new technologies and technological solutions are continually being released. We need to continue to develop and invest in our technological capabilities to remain competitive and our failure to do so could adversely affect our business, financial condition, liquidity and results of operations.
There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to respond to technological developments in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.
Our risk management efforts may not be effective.
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational, tax and legal risks related to our business, assets and liabilities. We also are subject to various federal, state, local and foreign laws, regulations and rules that are not industry specific, including health and safety laws, environmental laws, privacy laws and other federal, state, local and foreign laws and other regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks including risks related to our hedging transactions and strategy, as well as access to cash reserves, and we may not effectively identify, manage, monitor and mitigate these risks as our business activity changes or increases.
We could be harmed by misconduct or fraud that is difficult to detect.
We are exposed to risks relating to fraud and misconduct by our associates, contractors, custodians, brokers and Correspondent Partners and other third parties with whom we have relationships. For example, associates could execute unauthorized transactions, use our assets improperly or without authorization, use confidential information for improper purposes or misreport or otherwise try to hide improper activities from us. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. In addition, such persons or entities may misrepresent facts about a mortgage loan, including the information contained in the loan application, property appraisal, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan could be significantly lower than expected. A mortgage loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered. Our controls may not be completely effective in detecting this type of activity. Accordingly, such undetected instances of fraud may subject us to regulatory sanctions, litigation and losses, including those under our indemnification arrangements, and may seriously harm our reputation.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot assure you that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a default and cross-defaults under our financing arrangements.
There is the risk that material weaknesses could be identified in the future and a risk exists that we may not successfully remediate future material weaknesses. Accordingly, our failure to maintain effective internal control over our business could result in financial risk and losses that would be reflected in our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our business could suffer if we fail to attract and retain a highly skilled workforce, including our senior executives.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced associates have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our associates, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us, and this could materially affect our business, financial condition and results of operations.
The experience of our senior executives is a valuable asset to us. Our management team has significant experience in the residential mortgage origination and servicing industry. Changes to our senior executive team may occur, which could have an adverse effect on our business, financial condition and results of operations. We do not maintain and do not currently plan to obtain key life insurance policies on any of our senior managers.
We could be adversely affected if we inadequately obtain, maintain, protect and enforce our intellectual property and proprietary rights, and we may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of strategies to protect our intellectual property and proprietary rights, including the use of trademarks, service marks, domain names, trade secrets and unregistered copyrights, as well as confidentiality procedures and contractual provisions. Nevertheless, these measures may not prevent misappropriation, infringement, reverse engineering or other violation of these rights by third parties. Any intellectual property rights owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. We cannot guarantee that we will be able to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. Third parties may raise claims against us alleging an infringement, misappropriation or other violation of their intellectual property or proprietary rights.
Whether it is to defend against such claims or to protect and enforce our intellectual property and proprietary rights, we may be required to spend significant resources including bringing litigation, which could be costly, time consuming and could divert the time and attention of our management team and result in the impairment or loss of portions of our rights, and we may not prevail. Our failure to secure, maintain, protect and enforce our intellectual property and proprietary rights, or defend against claims related to same, could adversely affect our brands and adversely impact our business.
Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, an unauthorized use or disclosure of confidential or regulated data and information, and/or damage to our business relationships, all of which could negatively impact our business.
The financial services industry as a whole is characterized by rapidly changing technologies. As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems and the information therein, both internal and those of third-party service providers.
A cyber incident refers to any adverse event that threatens the confidentiality, integrity or availability of our information technology resources, or those of our third-party providers, that result in the unauthorized access to, or disclosure, use, loss or destruction of, personally identifiable information or other sensitive, non-public, confidential or regulated data and information (including our borrowers’ personal information and transaction data), the misappropriation of assets, or a significant breakdown, invasion, corruption, destruction or interruption of any part of such information technology resources and the data therein. System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, employee and contractor error, negligence or malfeasance, failures during the process of upgrading or replacing software and databases, hardware failures, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.
We have undertaken measures intended to protect the safety and security of our information systems and the information systems of our third-party providers and the data therein, including physical and technological security measures, employee training, contractual precautions and business continuity plans, and implementation of policies and procedures designed to help mitigate the risk of system disruptions and failures and the occurrence of cyber incidents. Despite our efforts, there can be no assurance that any such risks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. It is possible that advances in computer capabilities, undetected fraud, inadvertent violations of our policies or procedures or other developments could result in a cyber incident or system disruption or failure. We may not be able to anticipate or implement effective preventive measures against all such risks, especially with respect to cyber incidents, as the methods of attack change frequently or are not recognized until launched, and because cyber incidents can originate from a wide variety of sources, including persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce associates, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our Broker Partners and Correspondent Partners or borrowers. These risks have increased in recent years and may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity. In addition, our current work-from-home policy may increase the risk for the unauthorized disclosure or use of personal information or other data.
We may also be held accountable for the actions and inactions of third-party vendors regarding cybersecurity and other consumer-related matters, which may not be covered by indemnification arrangements with our third-party vendors.
Additionally, cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks, expose us to the risk of losing access to critical data and the ability to provide services to our customers.
Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, regulatory action or investigation, fines or penalties, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses.
Material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by FHA and HUD could adversely affect the reverse mortgage business of Longbridge Financial, LLC.
As of December 31, 2020, we own a 49.7% equity interest in Longbridge Financial, LLC, which participates in the reverse mortgage business. The reverse mortgage industry is largely dependent upon the Federal Housing Administration, or the FHA, and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The reverse mortgage loan products originated by Longbridge Financial, LLC are Home Equity Conversion Mortgages, or HECM, an FHA-insured loan that must comply with the FHA’s and other regulatory requirements. Longbridge Financial, LLC also originates non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM product have changed from time to time. For example, on September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing and require a financial assessment for all HECM borrowers to ensure they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. The FHA also amended or clarified requirements related to HECMs through a series of issuances in 2014, including three Mortgagee Letters issued in June of 2014. The new requirements relate to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements and the treatment of non-borrowing spouses. The FHA has continued to issue additional guidance aimed at strengthening the HECM program. Most recently, the FHA issued a Mortgagee Letter changing initial and annual mortgage insurance premium rates and the principal limit factors for all HECMs. The reverse mortgage business of Longbridge Financial, LLC is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. It is unclear how the various new requirements, including the financial assessment requirement, will impact the reverse mortgage business and ultimately, our investment in Longbridge Financial, LLC. In addition, because many of these guidance and regulations relate to protection of customers who faced foreclosures and evictions which led to adverse publicity in the reverse mortgage industry, negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on the business of Longbridge Financial, LLC.

Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. If our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions or other events, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012, the CFPB issued Bulletin 2012-03, as amended in 2016 by bulletin 2016-02, which states that supervised banks and non-banks could be held liable for actions of their service providers. As a result, we could be exposed to liability, CFPB enforcement actions or other administrative actions and/or penalties if the vendors with whom we do business violate consumer protection laws.
Our failure to deal appropriately with various issues that may give rise to reputational risk, including legal and regulatory requirements, could cause harm to our business and adversely affect our business and financial condition and may negatively impact our reputation.
Maintaining our reputation is critical to attracting and retaining customers, trading and financing counterparties, investors and associates. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business. Reputational risk could negatively affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and associates and adversely affect our business, financial condition, liquidity and results of operations.
Reputational risk from negative public opinion is inherent in our business and can result from a number of factors. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Like other consumer-facing companies, we have received some amount of negative comment. These factors could tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading and financing counterparties and associates and adversely affect our business, financial condition, liquidity and results of operations.
Large-scale natural or man-made disasters may lead to further reputational risk in the servicing area. Our mortgage properties are generally required to be covered by hazard insurance in an amount sufficient to cover repairs to or replacement of the residence. However, when a large scale disaster occurs, the demand for inspectors, appraisers, contractors and building supplies may exceed availability, insurers and mortgage servicers may be overwhelmed with inquiries, mail service and other communications channels may be disrupted, borrowers may suffer loss of employment and unexpected expenses which cause them to default on payments and/or renders them unable to pay deductibles required under the insurance policies, and widespread casualties may also affect the ability of borrowers or others who are needed to effect the process of repair or reconstruction or to execute documents. Loan originations may also be disrupted, as lenders are required to re-inspect properties which may have been affected by the disaster prior to funding. In these situations, borrowers and others in the community may believe that servicers and originators are penalizing them for being the victims of the initial disaster and making it harder for them to recover, potentially causing reputational damage to us.
Moreover, the proliferation of social media websites as well as the personal use of social media by our associates and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our associates interacting with our customers in an unauthorized manner in various social media outlets.
In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the origination or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease the demand for our products, increase regulatory scrutiny and detrimentally effect our business, financial condition and results of operations.
Employment litigation and related unfavorable publicity could negatively affect our business.
Team members and former team members may, from time to time, bring lawsuits against us regarding injury, creation of a hostile workplace, discrimination, wage and hour, employee benefits, sexual harassment and other employment issues. In recent years there has been an increase in the number employment-related actions in states with favorable employment laws, such as California, as well as an increase in the number of discrimination and harassment claims against employers generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their businesses. If we experience significant incidents involving employment or harassment related claims, we could face substantial out-of-pocket losses and fines if claims are not covered by our liability insurance, as well as negative publicity. In addition, such claims may give rise to litigation, which may be time-consuming, costly and distracting to our management team.
Initiating new business activities or strategies or significantly expanding existing business activities or strategies may expose us to new risks and will increase our cost of doing business.
Initiating new business activities or strategies or significantly expanding existing business activities or strategies may expose us to new or increased financial, regulatory, reputational and other risks. Such innovations are important and necessary ways to grow our businesses and respond to changing circumstances in our industry; however, we cannot be certain that we will be able to manage the associated risks and compliance requirements effectively. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny.
Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative, strategy or acquisition.
Certain of our material vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.
Certain of our material vendors currently have operations located in India, which is subject to relatively higher political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use vendors with international operations in the manner in which we currently use them. If we could no longer utilize vendors operating in India or if those vendors were required to transfer some or all of their operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In some foreign countries with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA. Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local vendors could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
We may not be able to fully utilize our net operating loss, or NOL, and other tax carryforwards.
As of December 31, 2020, we had $161.6 million of NOL carryforwards for federal income tax purposes, which begin to expire in 2035. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited due to various factors, including (i) our projected future taxable income, which could be insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration; (ii) limitations imposed as a result of one or more ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, (which subject NOLs to an annual limitation on usage); and/or (iii) challenges by the Internal Revenue Service, or the IRS, that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of federal income tax. As of December 31, 2020, $25.9 million of our NOL carryforwards for federal income tax purposes are subject to limitations under Section 382 of the Code, which we anticipate being able to fully utilize in the normal course.
The IRS could challenge the amount, timing and/or use of our NOL carryforwards.
The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS after the tax year ended December 31, 2016. Among other things, the IRS could challenge the amount, timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carryforwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carryforwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.
Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carryforwards.
The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes, including increase or decreases in the tax rate. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impact our ability to use some or all of the tax benefits associated with our NOL carryforwards.

Changes in tax laws may adversely affect us.
The Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly affected U.S. federal tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carryforwards, taxation of foreign income, and the foreign tax credit, among others.
It also imposed new limitations on deductions for mortgage interest, which may affect the demand for loans which we acquire and service. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further altered U.S. federal tax law, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the TCJA and the CARES Act.
Market Risks
Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our assets.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Due to the unprecedented events surrounding the COVID-19 pandemic along with the associated severe market dislocation, there is an increased degree of uncertainty and unpredictability concerning current interest rates, future interest rates and potential negative interest rates. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our assets, their fair values and the financing cost of our debt, as well as to any derivative financial instruments that we utilize for hedging purposes. Decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. In addition, significant savings in interest rate movement may impact our gains and losses from interest rate hedging arrangements and result in our need to change our hedging strategy. Any such scenario could have a material adverse effect on our business, results of operations and financial condition.
Changes in the level of interest rates also may affect our ability to acquire assets (including the purchase or origination of mortgage loans), the value of our assets (including our pipeline of mortgage loan commitments and our portfolio of MSRs) and any related hedging instruments, the value of newly originated or purchased loans, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell real estate owned, or REO, assets.
Borrowings under some of our financing agreements are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We currently have entered into, and in the future we may continue to enter into, interest rate swaps or interest rate swap futures that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps or interest rate swap futures with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.
In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. Recently, in response to the COVID-19 pandemic, state and federal authorities have taken several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve’s support of the financial markets. In particular, the U.S. Federal Reserve announced programs to increase its purchase of certain MBS products in response to the COVID-19 pandemic’s effect on the U.S. economy, and the market for MBS in particular. The U.S. Federal Reserve also reduced the target range for the federal funds rate to 0 to 0.25% and announced a policy change in August 2020 to the way it sets interest rates that will likely keep interest rates in the U.S. relatively low for an extended period of time. The results of this recent policy change by the U.S. Federal Reserve are unknown at this time, as is its duration, but could affect the liquidity of MBS in the future.

Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity and results of operations.
We pursue hedging strategies to reduce our exposure to changes in interest rates. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall performance than if we had not engaged in any such hedging transactions, in addition to directly affecting the percentage of loan applications in the underwriting process that ultimately close. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default and cross-default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense. Generally, hedging activity requires the investment of capital and the amount of capital required often varies as interest rates and asset valuations change. Thus, hedging activity, while intended to limit losses, may materially and adversely affect our business, financial condition, liquidity and results of operations.
A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.
Our business and earnings are sensitive to general business and economic conditions in the U.S. A downturn in economic conditions resulting in adverse changes in interest rates, inflation, the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, the general strength of national and local economies and other factors that negatively impact household incomes could decrease demand for our mortgage loan products as a result of a lower volume of housing purchases and reduced refinancings of mortgages and could lead to higher mortgage defaults and lower prices for our loans upon sale.
In addition, a weakening economy, high unemployment and declining real estate values may increase the likelihood that borrowers will become delinquent and ultimately default on their debt service obligations. Our cost to service increases when borrowers become delinquent. In the event of a default, we may incur additional costs, the size of which depends on a number of factors, including, but not limited to, the instruction of the loan investor, location and condition of the underlying property, the terms of the guarantee or insurance on the loan, the level of interest rates and the time it takes to liquidate the property.
We finance our assets with borrowings, which may materially and adversely affect the income derived from our assets.
We currently leverage and, to the extent available, we intend to continue to leverage our assets through borrowings, the level of which may vary based on the particular characteristics of our asset portfolio and on market conditions. We have financed certain of our assets through repurchase agreements, pursuant to which we sell mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than our cost to acquire the assets as well as the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the difference in asset value sold back to us reduced further by interest accrued on the financing (assuming there was no change in the fair value of the assets).
The value of our collateral may decrease, which could lead to our lenders initiating margin calls and requiring us to post additional collateral or repay a portion of our outstanding borrowings.
We originate or acquire certain assets, including MSRs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs under secured financing arrangements. Our MSRs are pledged to secure borrowings under a loan and security agreement. Our Fannie Mae, Freddie Mac, and Ginnie Mae MSRs are financed on a $500 million line of credit with a three year revolving period ending on January 31, 2022, followed by a one year amortization period which ends on January 31, 2023. Our secured financing arrangements pursuant to which we finance MSRs are further subject to the terms of an acknowledgement agreement with the related GSE and Ginnie Mae, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable GSE or Ginnie Mae and subject to financial covenants similar to our financing arrangements. Accordingly, the exercise by any GSE or Ginnie Mae of its rights under the applicable acknowledgment agreement, including at the direction of the secured parties and whether or not we are in breach of our financing arrangement, could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.
We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our asset portfolio’s cash flow.
Our operations are dependent on access to our financing arrangements, which are mostly uncommitted. If the lenders under these financing facilities terminate, or modify the terms of, these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We depend on short-term debt financing in the form of secured borrowings under various financing arrangements with financial institutions. These facilities are primarily uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. We may not be able to obtain additional financing under our financing arrangements when necessary, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and exposing us to, among other things, liquidity risks which could adversely affect our profitability and operations.
Our financing agreements contain financial and restrictive covenants that could adversely affect our financial condition and our ability to operate our businesses.
The lenders under our financing agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position and maintain collateral having a market value sufficient to support the related borrowings. If we are unable to meet these financial covenants, our financial condition could deteriorate rapidly and could also result in a default or cross-defaults under our financing arrangements.
Our existing financing agreements also impose other financial and non-financial covenants and restrictions on us that impact our flexibility to determine our operating policies by limiting our ability to, among other things: incur certain types of indebtedness; grant liens; engage in consolidations and mergers and asset sales; make restricted payments and investments; and enter into transactions with affiliates. In our financing agreements, we agree to certain covenants and restrictions and we make representations about the assets sold or pledged under these agreements. We also agree to certain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, ratings downgrades, bankruptcy or insolvency proceedings, legal judgments against us, loss of licenses, loss of Agency, FHA, VA and/or USDA approvals and other events of default and remedies customary for these types of agreements. If we default on our obligations under our financing arrangements, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, repurchase the assets, and/or cease entering into any other financing arrangements with us, which could also result in defaults or cross-defaults in our financing arrangements.
Because our financing agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. In addition, defaults and cross-defaults under our financing arrangements could trigger a cross-defaults under our trading agreements, which could have a negative impact on our ability to enter into hedging transactions. Any losses that we incur on our financing agreements could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We may be adversely affected by changes in the London Inter-Bank Offered Rate, or LIBOR, reporting practices, the method in which LIBOR is determined, the possible transition away from LIBOR and the possible use of alternative reference rates.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority (“FCA”) announced the desire to phase out the use of LIBOR by the end of 2021, which was confirmed by the FCA in March 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted.
The possible withdrawal and replacement of LIBOR with alternative benchmarks introduces a number of risks for us, our customers and our industry more widely. These risks include legal implementation risks, as extensive changes to documentation for new and existing customers, including lenders and real estate investors/owners, may be required. There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our loan production and servicing businesses. There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR. In addition, the withdrawal or replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry.

Additionally, Fannie Mae and Freddie Mac ceased purchasing adjustable-rate mortgages (“ARMs”) based on LIBOR by December 31, 2020 and began accepting ARMs based on the Secured Overnight Financing Rate (“SOFR”) in August 2020. Fannie Mae’s and Freddie Mac’s switch to SOFR may result in a disruption of business flow for our business due to changes in loan pricing as a result of spread differential between LIBOR and SOFR and hedging issues, both from a differential in cost and uncertainty with timing for the transition to the new index. Additionally, our business may face operational risks associated with documentation for existing loans that may not adequately address the LIBOR transition and implementing SOFR into our systems and processes properly to ensure interest is accurately calculated.
While it is not currently possible to determine precisely whether, or to what extent, the possible withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to raise the debt or equity capital required to finance our assets and grow our businesses.
The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms, at the desired times or at all. In addition, we own certain assets, including MSRs, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for MSRs could require us to seek equity capital that may be more costly or unavailable to us.
We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks and risk thresholds and tolerances, any of which may materially and negatively impact their willingness to extend credit to us specifically or mortgage lenders and servicers generally. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital.
Our access to any debt or equity capital on favorable terms or at all is uncertain. Our inability to raise such capital or obtain such debt or equity financing on favorable terms or at all could materially and adversely impact our business, financial condition, liquidity and results of operations.
We utilize derivative financial instruments, which could subject us to risk of loss.
We enter into a variety of hedging arrangements such as derivative contracts, to hedge the fair value of the MSR portfolio and minimize market rate risk although we cannot assure you that these hedging arrangements will protect the value of our MSR assets. We utilize derivative financial instruments for hedging purposes, which may include swap futures, options, “to be announced” contracts and futures. However, the prices of derivative financial instruments, including futures and options, are highly volatile. As a result, the cost of utilizing derivatives may reduce our income and liquidity, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.
The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations.
Regulatory Risks
We operate in a highly regulated industry with continually changing federal, state and local laws and regulations.
The mortgage industry is highly regulated, and we are required to comply with a wide array of federal, state and local laws and regulations that restrict, among other things, the manner in which we conduct our loan production and servicing businesses, including the fees that we may charge and the collection, use, retention, protection, disclosure and other processing of personal information. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time in response to the financial crisis, as well as other factors, such as technological and market changes.

The laws and regulations and judicial and administrative decisions relating to mortgage loans and consumer protection to which we are subject include, for example, those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, unfair, deceptive and abusive acts and practices, federal and state advertising requirements, high-cost loans and predatory lending, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, ability-to-repay and qualified mortgages, licensing of loan originators and other personnel, loan originator compensation, secured transactions, property valuations, insurance, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, debt collection, prompt payment crediting, periodic statements, foreclosure, bankruptcies, repossession and claims-handling procedures, disclosures related to and cancellation of private mortgage insurance, flood insurance, the reporting of loan application and origination data, and other trade practices. For a more detailed description of the regulations to which we are subject, see “Item 1. Business—Regulation.”
We also must comply with federal, state and local laws related to data privacy and the handling of personally identifiable information, or PII, and other sensitive, regulated or non-public data. These include the recently enacted California Consumer Privacy Act, or the CCPA, and we expect other states to enact legislation similar to the CCPA, which limit how companies can use customer data and impose obligations on companies in their management of such data, and require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information, in addition to limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result from a failure to implement reasonable safeguards. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways.
The influx of new laws, regulations, and other directives adopted by federal, state and local governments in response to the recent COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape in which we operate. While some regulatory reactions to COVID-19 relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the recently passed CARES Act added new regulatory responsibilities. The GSEs and the Federal Housing Finance Agency, or the FHFA, Ginnie Mae, the U.S. Department of Housing and Urban Development, or HUD, state and local governments, various investors and others have also issued guidance relating to COVID-19. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.
Our failure to comply with applicable federal, state and local consumer protection and data privacy laws could lead to:
•loss of our licenses and approvals to engage in our servicing and lending/loan purchasing businesses;
•damage to our reputation in the industry;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits;
•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;
•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.
Furthermore, situations involving a potential violation of law or regulation, even if limited in scope, may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the United States. In addition, our failure, or the failure of our Broker Partners and Correspondent Partners to comply with these laws and regulations may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, rescission of mortgages and return of interest payments, permanent forgiveness of debt, delays in the foreclosure process, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations, which could affect our investor approval status and our ability to sell or service loans. Our failure to adequately supervise vendors and service providers may lead to significant liabilities, inclusive of assignee liabilities, as a result of the errors and omissions of those vendors and service providers.
As regulatory guidance and enforcement and the views of the CFPB, state attorneys general, the GSEs and other market participants evolve, we may need to modify further our loan origination processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected.

Our failure to comply with the laws and regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, and also trigger defaults under our financing arrangements, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We may be subject to liability for potential violations of anti-predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. The VA has also adopted rules to protect veterans from predatory lending in connection with certain home loans.
Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.
The CFPB is active in its monitoring of the residential mortgage origination and servicing sectors. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in increased compliance costs, enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.
The CFPB has oversight of non-depository mortgage lending and servicing institutions and is empowered with broad supervision, rulemaking and examination authority to enforce laws involving consumer financial products and services and to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and are protected from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has adopted a number of regulations under long-standing consumer financial protection laws and the Dodd-Frank Act, including rules regarding truth in lending, assessments of a borrower’s ability to repay, home mortgage loan disclosure, home mortgage loan origination, fair credit reporting, fair debt collection practices, foreclosure protections and mortgage servicing rules, including provisions regarding loss mitigation, prompt crediting of borrowers’ accounts for payments received, delinquency and early intervention, prompt investigation of complaints by borrowers, periodic statement requirements, lender-placed insurance, requests for information and successors-in-interest to borrowers. The CFPB also periodically issues guidance documents, such as bulletins, setting forth informal guidance regarding compliance with these and other laws under its jurisdiction, and issues public enforcement actions, which provide additional guidance on its interpretation of these legal requirements.
The CFPB also has enforcement authority and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review vendors’ policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. Through enforcement actions and guidance, the CFPB is also applying scrutiny to compensation payments to third-party providers for marketing services and may issue guidance that narrows the range of acceptable payments to third-party providers as part of marketing services agreements, lead generation agreements and other third-party marketer relationships.
In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. The CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws. The CFPB also has the authority to obtain cease and desist orders, orders for restitution or rescission of contracts and other kinds of affirmative relief and monetary penalties ranging from up to approximately $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1,000,000 per day for knowing violations.
The mortgage lending sector is currently relying for a significant portion of the mortgages originated on a temporary CFPB regulation, commonly called the “QM Patch,” which permits mortgage lenders to comply with the CFPB’s ability to repay requirements by relying on the fact that the mortgage is eligible for sale to Fannie Mae or Freddie Mac. Reliance on the QM Patch has become widespread due to the operational complexity and practical inability for many mortgage lenders to rely on other ways to show compliance with the ability to repay regulations. On June 22, 2020, the CFPB issued a notice of proposed rulemaking to, among other things, revise the general loan definition of a qualified mortgage. In a final rule released on October 20, 2020, the CFPB extended the temporary “GSE patch,” which grants QM status to loans eligible to be purchased or guaranteed by Fannie Mae or Freddie Mac, to expire on the mandatory compliance date of final amendments to the General QM loan definition in Regulation Z (or when the GSEs cease to operate under the conservatorship of the FHFA, if that occurs earlier). In December 2020, the CFPB issued a final rule amending the General QM loan definition in Regulation Z, with a mandatory effective date of July 1, 2021. However, on March 3, 2021, the CFPB released a notice of proposed rulemaking to delay the mandatory compliance date of the General QM final rule from July 1, 2021 to October 1, 2022. We cannot predict what final actions the CFPB will take and how it might affect us as well as other mortgage lenders.
Consistent with its active monitoring of residential mortgage origination and servicing, the CFPB may impose new regulations under existing statutes or revise its existing regulations to more stringently limit our business activities. In addition, uncertainty regarding changes in leadership or authority levels within the CFPB and changes in supervisory and enforcement priorities, including potentially more stringent enforcement actions, could result in heightened regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our business activities. Our failure to comply with the laws and regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, and also trigger defaults under our financing arrangements, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The state regulatory agencies continue to be active in their supervision of the loan origination and servicing sectors and the results of these examinations may be detrimental to our business. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by state regulatory agencies could result in increased compliance costs, enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.
We are also supervised by regulatory agencies under state law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, Ginnie Mae, the FTC, HUD, various investors, non-agency securitization trustees and others subject us to periodic reviews and audits.
State regulatory agencies have been and continue to be active in their supervision of loan origination and servicing companies, including us. If a state regulatory agency imposes new rules or revises its rules or otherwise engages in more stringent supervisory and enforcement activities with respect to existing or new rules, we could be subject to enforcement actions, fines or penalties, as well as reputational harm as a result of these actions. We also may face increased compliance costs as a direct result of new or revised rules or in response to any such stringent enforcement or supervisory activities. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, or other administrative action.
Government responses to COVID-19, including the passage of the CARES Act, pose new and evolving compliance obligations on our business, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws adopted in response to COVID-19.
Due to the unprecedented impact on major sectors of the U.S. economy from COVID-19, numerous states and the federal government have adopted measures requiring mortgage servicers to work with consumers negatively impacted by COVID-19. The CARES Act imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities. We cannot predict when or on what terms and conditions these measures will be lifted, which will depend on future legislative and regulatory developments in response to the COVID-19 pandemic.
The swift passage of the CARES Act increases the likelihood of unintended consequences from the legislation. An example of such unintended consequences is the liquidity pressure placed on mortgage servicers given our contractual obligation to continue to advance payments to investors on loans in forbearance where consumers are not making their typical monthly mortgage payments. Moreover, certain provisions of the CARES Act are subject to interpretation given the existing ambiguities in the legislation, which creates class action and other litigation risk.

Although much of the executive, legislative and regulatory action stemming from COVID-19 is focused on mortgage servicing, regulators are adjusting compliance obligations impacting our mortgage origination activities. Many states have adopted temporary measures allowing for otherwise prohibited remote mortgage loan origination activities. While these temporary measures allow us to continue to do business remotely, they impose notice, procedural, and other compliance obligations on our origination activity.
Federal, state and local executive, legislative and regulatory responses to COVID-19 are rapidly evolving, not consistent in scope or application, and subject to change without advance notice. Such efforts may impose additional compliance obligations, which may negatively impact our mortgage origination and servicing business. Any additional legal or regulatory responses to COVID-19 may unfavorably restrict our business operations, alter our established business practices, and otherwise raise our compliance costs.
Failure to comply with the GSEs, FHA, VA and USDA guidelines and changes in these guidelines or GSE and Ginnie Mae guarantees could adversely affect our business.
We are required to follow specific guidelines and eligibility standards that impact the way we service and originate GSE and U.S. government agency loans, including guidelines and standards with respect to:
•underwriting standards and credit standards for mortgage loans;
•our staffing levels and other servicing practices;
•the servicing and ancillary fees that we may charge;
•our modification standards and procedures;
•the amount of reimbursable and non-reimbursable advances that we may make; and
•the types of loan products that are eligible for sale or securitization.
These guidelines provide the GSEs and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. In addition, these guidelines directly limit the types of loan products that we may offer in general and the mortgage loans that we may underwrite for specific borrowers to the extent that we those products to be supported by the GSEs and other government agencies. As a result, failure to comply with these guidelines could adversely impact our ability to benefit from GSE and other government agency support and could therefore impact our business.
At the direction of the FHFA, Fannie Mae and Freddie Mac have aligned their guidelines for servicing delinquent mortgages, which could result in monetary incentives for servicers that perform well and to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. We generally cannot negotiate these terms with the Agencies and they are subject to change at any time without our specific consent. A significant change in these guidelines, that decreases the fees we charge or requires us to expend additional resources to provide mortgage services, could decrease our revenues or increase our costs.
In addition, changes in the nature or extent of the guarantees provided by Fannie Mae, Freddie Mac, Ginnie Mae, the USDA or the VA, or the insurance provided by the FHA, or coverage provided by private mortgage insurers, could also have broad adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA or private mortgage insurers for insurance or to the VA or the USDA for guarantees could increase mortgage origination costs and insurance premiums for our customers. These industry changes could negatively affect demand for our mortgage services and consequently our origination volume, which could be detrimental to our business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees. For further discussion, see “—We are highly dependent on the GSEs and Ginnie Mae and the FHFA, as the conservator of the GSEs, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.”
We are highly dependent on the GSEs and Ginnie Mae and the FHFA, as the conservator of the GSEs, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.
Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by the GSEs and Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. The GSEs, Ginnie Mae and FHFA play a critical role in the mortgage industry and we have significant business relationships with them. Presently, almost all of the newly originated conventional conforming loans that we acquire from mortgage lenders through our correspondent production activities or our Direct channel activities qualify under existing standards for inclusion in mortgage securities backed by the GSEs and Ginnie Mae or for purchase by a GSE directly through its cash window. We also derive other material financial benefits from these relationships, including the assumption of credit risk by the GSEs and Ginnie Mae on loans included in such mortgage securities in exchange for our payment of guarantee fees, our retention of such credit risk through structured transactions that lower our guarantee fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures to the Agencies and other third-party purchasers.
As a result of our dependence on the GSEs and Ginnie Mae, any adverse change in our relationship with them could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, Home Point Financial Corporation, Home Point Mortgage Acceptance Corporation, Longbridge Financial, LLC and Ginnie Mae have entered into a customary cross-default agreement. Pursuant to this agreement, an event of default by any of the parties under their respective Guaranty Agreements or Contractual Agreements with Ginnie Mae would constitute an event of default by the other parties under their respective agreements with Ginnie Mae. We cannot assure you that each of the parties will avoid an event of default under their respective agreements with Ginnie Mae. Accordingly, any such event of default would adversely impact our significant business relationship with Ginnie Mae and would materially and adversely affect our business, financial condition, liquidity and results of operations.
The disposition of the FHFA conservatorship of the GSEs continues to be debated between the U.S. Congress and the executive branch of the U.S. federal government and could also be impacted by a forthcoming U.S. Supreme Court case regarding whether FHFA’s structure is constitutional. In June 2018, the Presidential Administration brought forth a new proposal to end government conservatorship, which would result in full privatization of the GSEs. In September 2019, the U.S. Department of the Treasury, or the U.S. Treasury, the FHFA and HUD released plans to reform the housing finance system. These Agencies developed these plans in conjunction with one another and other government agencies, and include legislative and administrative reforms to achieve the following reform goals: (i) ending the conservatorships of the GSEs upon the completion of specified reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. Any changes in laws and regulations affecting the relationship between the GSEs and the U.S. federal government could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to the GSEs, these actions may not be adequate for their needs. If the GSEs are adversely affected by events such as ratings downgrades, inability to obtain necessary government funding, lack of success in resolving repurchase demands to lenders, foreclosure problems and delays and problems with mortgage insurers, they could suffer losses and fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of the GSEs or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition and results of operations. The roles of the GSEs could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of the GSEs, or any changes to the nature or extent of the guarantees provided by the GSEs or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other sellers/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans that we acquire through our correspondent production activities or our Direct channel activities, and the performance, liquidity and market value of our assets. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.
Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities and originated by our Direct channel is also dependent on the fact that the Agencies have not historically focused on acquiring such loans directly from the smaller mortgage lenders with whom we have relationships, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell loans from such lenders to investors in the secondary market. Certain of the Agencies have approved more of the smaller lenders that traditionally might not have qualified for such approvals, and more importantly are discussing programs where they would facilitate new or expanded options for a broad range of lenders to sell their servicing through executions other than whole loan sales to correspondent aggregators. In the future, the Agencies may continue to create initiatives, programs and technology that serve to discourage correspondent aggregators. To the extent that lenders choose to sell directly to the Agencies rather than through correspondent aggregators like us, this reduces the number of loans available for purchase in the correspondent business channel and could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we will be able to maintain those Agency approvals or state licenses or that changes in Agency guidelines will not materially and adversely affect our business, financial condition and results of operations.
We are subject to state mortgage lending, purchase and sale, loan servicing or debt collection licensing and regulatory requirements. Our failure to obtain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our Direct channel activities or loan purchase and sale or servicing activities, result in litigation, or civil and other monetary penalties, or criminal penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business, financial condition, liquidity and results of operations.
We are required to hold Agency approvals in order to sell mortgage loans to a particular Agency and/or service such mortgage loans on their behalf. Our failure to satisfy the various requirements necessary to maintain such Agency approvals over time would also substantially restrict our business activities and could adversely impact our results of operations and financial condition including defaults under our financing agreements.
We are also required to follow specific guidelines that impact the way that we originate and service Agency loans. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could also adversely affect our business, financial condition and results of operations.
In addition, we are subject to periodic examinations by federal and state regulators, our lenders and the Agencies, which can result in increases in our administrative costs, the requirement to pay substantial penalties due to compliance errors or the loss of our licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.
In addition, because we are not a state or federally chartered depository institution, we do not benefit from exemptions from state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all states in which we operate and the District of Columbia, and regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees or may impose conditions to licensing that we or our personnel are unable to meet.
In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to mortgage servicers and mortgage originators. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary income we are entitled to collect from borrowers or otherwise. This could make our business cost-prohibitive in the affected state or states and could materially affect our business, financial condition and results of operations.
Our failure to comply with the significant amount of regulation applicable to our investment management subsidiary could materially adversely affect our business plans.
We anticipate registering Home Point Asset Management LLC, our wholly owned subsidiary, as an investment adviser under the Investment Advisers Act of 1940, or the Investment Advisers Act. Such investment management subsidiary would be subject to significant regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Advisers Act. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors whose assets are being managed and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.
These requirements relate to, among other things, fiduciary duties to customers, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. Registered investment advisers are also subject to routine periodic examinations by the staff of the SEC.
We also regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act of 1940 and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties and service providers whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Regulations that would become applicable to our investment management subsidiary that are easily applied to traditional investments, such as stocks and bonds, may be more difficult to apply to a portfolio of loans, and can require procedures that are uncommon, impractical or difficult in our loan production and servicing business.
The failure by us to comply with applicable laws or regulations could result in fines, suspensions of individual associates or other sanctions, which could materially adversely affect our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our associates by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause us to lose existing customers.
If we are unable to comply with TRID rules, our business and operations could be materially and adversely affected.
The CFPB’s TILA-RESPA Integrated Disclosure, or TRID, rules impose requirements on consumer facing disclosure rules and impose certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We could also be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs.
The conduct of our correspondents and/or independent mortgage brokers with whom we produce our wholesale mortgage loans could subject us to lawsuits, regulatory action, fines or penalties.
The failure to comply with any applicable laws, regulations and rules by the mortgage lenders from whom loans were acquired through our wholesale and correspondent production activities may subject us to lawsuits, regulatory actions, fines or penalties. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. Further, to the extent any other third-party originators with whom we do business fail to comply with applicable law, and subsequently any of their mortgage loans become part of our assets, or prior servicers from whom we acquire MSR fail to comply with applicable law, it could subject us, as an assignee or purchaser of the related mortgage loans or MSR, respectively, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.
The independent third-party mortgage brokers through whom we produce wholesale mortgage loans have parallel and separate legal obligations to which they are subject. These independent mortgage brokers are not considered our employees and are treated as independent third parties. While the applicable laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. The U.S. Department of Justice, through its use of a disparate impact theory under the Fair Housing Act, is actively holding home loan lenders responsible for the pricing practices of brokers, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the broker could charge nor kept the money for its own account. In addition, under the TRID rule, we may be held responsible for improper disclosures made to customers by brokers. We may be subject to claims for fines or other penalties based upon the conduct of the independent home loan brokers with which we do business.
Mortgage loan modification and refinance programs, future legislative action and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we invest.
The U.S. government, primarily through the Agencies, has established loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully. These programs, future U.S. federal, state or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with the GSEs or Ginnie Mae, may adversely affect the value of, and the returns on MSRs, residential mortgage loans, residential MBS, real estate-related securities and various other asset classes in which we invest, all of which could require us to repurchase loans, generally, and specifically from Ginnie Mae and the GSEs, which may result in a material adverse effect on our business and liquidity.
Private legal proceedings alleging failures to comply with applicable laws or regulatory requirements, and related costs, could adversely affect our financial condition and results of operations.
We are subject to various pending private legal proceedings challenging, among other things, whether certain of our loan origination and servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. The outcome of any legal matter is never certain. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
With respect to legal actions for impending or expected foreclosures, we may incur costs if we are required to, or if we elect to, execute or re-file documents or take other actions in our capacity as a servicer. We may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers. In addition, if a court rules that the lien of a homeowners association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability in our capacity as seller, servicer or otherwise to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans or loans that we sell to the GSEs or other third parties. A significant increase in litigation costs and losses occurring from lawsuits could trigger a default or cross-defaults under our financing arrangements, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and legislation.
Several states, including California and Nevada, have enacted Homeowner’s Bill of Rights legislation to establish mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. It is possible that additional states could enact similar laws in the future. Delays in foreclosure proceedings could require us to delay the recovery of advances, which could materially affect our business, results of operations and liquidity and increase our need for capital.
When a mortgage loan we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process.
The CARES Act temporarily paused all foreclosures, and the Agencies have further extended the pause on foreclosures. Many state governors also issued orders, directives, guidance or recommendations halting foreclosure activity including evictions. These measures will increase our operating costs, extend the time we advance for delinquent taxes and insurance and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances. We cannot predict when or on what terms and conditions these measures will be lifted, which will depend on future legislative and regulatory developments in response to the COVID-19 pandemic.
Increased regulatory scrutiny and new laws and procedures could cause us to adopt additional compliance measures and incur additional compliance costs in connection with our foreclosure processes. We may incur legal and other costs responding to regulatory inquiries or any allegation that we improperly foreclosed on a borrower. We could also suffer reputational damage and could be fined or otherwise penalized if we are found to have breached regulatory requirements.
We may incur increased costs and related losses if a customer challenges the validity of a foreclosure action, if a court overturns a foreclosure or if a foreclosure subjects us to environmental liabilities.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. In addition, if certain documents required for a foreclosure action are missing or defective or if a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure or could be obligated to cure the defect or repurchase the loan. We may also incur litigation costs, timeline delays and other protective advance expenses if the validity of a foreclosure action is challenged by a customer. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in such costs and liabilities could adversely affect our liquidity and our inability to be reimbursed for advances could adversely affect our business, financial condition and results of operations.
Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.
Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, sex, religion and national origin. The Fair Housing Act also expressly prohibits discrimination with respect to the purchase of mortgage loans. Various federal regulatory agencies and departments, including the U.S. Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).
These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court recently confirmed that the “disparate impact” theory applies to cases brought under the FHA, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under the Equal Credit Opportunity Act, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and the Equal Credit Opportunity Act in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB, discussed above may have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only qualified mortgages may be exposed to discrimination claims under a disparate impact theory.
In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Risks Related to Our Mortgage Assets
Our acquisition of MSRs exposes us to significant risks.
MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans that we service on their behalf. We generally create MSRs in connection with our sale of mortgage loans to the Agencies or others where we assume the obligation to service such loans on their behalf. We may also purchase MSRs from third-party sellers. All MSR capitalizations are recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of future cash flows from the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire or hold.
Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the value of MSRs on, among other things, our projection of the cash flows from the related mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we estimated when initially capitalizing such assets.
Moreover, delinquency rates also have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. Increased delinquencies also typically translate into increased defaults and liquidations, and as an MSR owner we are also responsible for certain expenses and losses associated with the loans we service, particularly on loans sold to Ginnie Mae. A reduction in the fair value of the MSR or an increase in defaults and liquidations would adversely impact our business, financial condition, liquidity and results of operations.
Changes in interest rates are a key driver of the performance of MSRs. Historically, in periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs, and related cash flows, decrease.
There has been a long-term trend of falling interest rates, with intermittent periods of rate increases. More recently, there was a rising interest rate environment for the majority of 2018 and a falling interest rate environment in 2019 and 2020.
In addition, we may pursue various hedging strategies to seek to further reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to fully hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity and results of operations would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.
Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply with the laws, rules or regulations to which we or they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our counterparties may terminate our servicing rights under which we conduct servicing activities.
The majority of the mortgage loans we service are serviced on behalf of the GSEs and Ginnie Mae. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.
As is standard in the industry, under the terms of our master servicing agreements with the GSEs, the GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.
A significant increase in delinquencies for the loans we service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.
An increase in delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae because we only collect servicing fees from the GSEs and Ginnie Mae from payments made on the mortgage loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees may not be collected until the related loan reinstates or in the event that the related loan is liquidated. In addition, an increase in delinquencies may result in certain other advances being made on behalf of delinquent loans, which may not be entirely reversible and would decrease the interest income we receive on cash held in collection and other accounts to the extent permitted under applicable requirements.
We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we may not be able to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and we could suffer a loss, which could trigger a default and cross-defaults under our other financing arrangements and trading agreements (impacting our ability to enter into hedging transactions) and the possible loss of our eligibility to sell loans to the Agencies or issue an Agency MBS, all of which would likely have a material adverse effect on our business, financial condition and results of operations.
We are also subject to risks of borrower defaults and bankruptcies in cases where we might be required to repurchase loans sold with recourse or under representations and warranties. A borrower filing for bankruptcy during foreclosure would have the effect of staying the foreclosure and thereby delaying the foreclosure process, which may potentially result in a reduction or discharge of a borrower’s mortgage debt. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. For example, foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. If these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations. In addition, in the event of a default under any mortgage loan we have not sold, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and of the mortgage loan.
Our inability to promptly foreclose upon defaulted mortgage loans could increase our cost of doing business and/or diminish our expected cash flows.
Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets which we acquire and our expected cash flows on such assets. There are a variety of factors that may inhibit our ability to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process or within the statutes of limitation under applicable state law. These factors include, without limitation: extended foreclosure timelines in states that require judicial foreclosure, including states where we hold high concentrations of mortgage loans, significant collateral documentation deficiencies, federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process and programs that may require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

A decline in the fair value of the real estate that we acquire, or that underlies the mortgage loans we own or service, may result in reduced risk-adjusted returns or losses.
A substantial portion of our assets are measured at fair value. The fair value of the real estate that we own or that underlies mortgage loans that we own or service is subject to market conditions and requires the use of assumptions and complex analyses. Changes in the real estate market may adversely affect the fair value of the collateral and thereby lower the cash to be received from its liquidation. Depending on the investor and/or insurer or guarantor, we may suffer financial losses that increase when we or they receive less cash upon liquidation of the collateral for defaulted loans that we service. The same would apply to loans that we own. In addition, adverse changes in the real estate market increase the probability of default of the loans we own or service.
We may be adversely affected by concentration risks of various kinds that apply to our mortgage or MSR assets at any given time, as well as from unfavorable changes in the related geographic regions containing the properties that secure such assets.
Our mortgage and MSR assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in mortgage-related assets. Accordingly, our mortgage and MSR assets may be concentrated by geography, investor, originator, insurer, loan program, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. We may be disproportionately affected by general risks such as natural disasters, including major hurricanes, tornadoes, wildfires, floods, earthquakes and severe or inclement weather should such developments occur in or near the markets in California or the Gulf Coast region in which such properties are located. For example, as of December 31, 2020, approximately 23.0% of our mortgage and MSR assets had underlying properties in California. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our mortgage and MSR assets are located (including business layoffs or downsizing, industry slowdowns, changing demographics, natural disasters and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of those assets. A material decline in the demand for real estate in these areas, regardless of the underlying cause, may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among subsets of our mortgage and MSR assets, which could have a material adverse effect on our business, financial condition and results of operations.
Many of our mortgage assets may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Our MSRs, securities and mortgage loans that we acquire may be or become illiquid. It may also be difficult or impossible to obtain or validate third-party pricing on the assets that we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, or may cease to exist, and such investments can be more difficult to value. Contractual restrictions on transfer or the illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, which could impair our ability to satisfy margin calls or access capital for other purposes when needed. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.
Fair values of our MSRs are estimates and the realization of reduced values from our recorded estimates may materially and adversely affect our financial results and credit availability.
The fair values of our MSRs are not readily determinable and the fair value at which our MSRs are recorded may differ from the values we ultimately realize. Ultimate realization of the fair value of our MSRs depends to a great extent on economic and other conditions that change during the time period over which it is held and are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an asset can be sold since transacted prices of MSRs can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of our MSRs includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, our financial condition could be materially and adversely affected by our determinations regarding the fair value of our MSRs, and such valuations may fluctuate over short periods of time.
We utilize analytical models and data in connection with the valuation of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.
We rely heavily on models and data to value our assets, including analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by third parties. Models and data are also used in connection with our potential acquisition of assets and the hedging of those acquisitions. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future mortgage loan demand, default rates, severity rates, home price trends and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience.
In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.
We rely on internal models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable and/or valid results.
We make significant use of business and financial models in connection with our proprietary technology to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and other market risks. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected.
We build these models using historical data and our assumptions about factors such as future mortgage loan demand, default rates, home price trends and other factors that may overstate or understate future experience. Our assumptions may be inaccurate and our models may not be as predictive as expected for many reasons, including the fact that they often involve matters that are inherently beyond our control and difficult to predict, such as macroeconomic conditions, and that they often involve complex interactions between a number of variables and factors.
Our models could produce unreliable results for a variety of reasons, including, but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models, or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008 to 2010 or during the present COVID-19 pandemic.
We continue to monitor the markets and make necessary adjustments to our models and apply appropriate management judgment in the interpretation and adjustment of the results produced by our models. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.
We depend on the accuracy and completeness of information from and about borrowers, mortgage loans and the properties securing them, and any misrepresented information could adversely affect our business, financial condition and results of operations.
In connection with our Wholesale, Correspondent and Direct channel activities, we may rely on information furnished by or on behalf of borrowers and/or our business counterparties including Broker Partners and Correspondent Partners. We also may rely on representations of borrowers and business counterparties as to the accuracy and completeness of that information, and upon the information and work product produced by appraisers, credit repositories, depository institutions and others, as well as the output of automated underwriting systems created by the GSEs and others. If any of this information or work product is intentionally or negligently misrepresented in connection with a mortgage loan and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our associates, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions, or from our business counterparties. Any such misrepresented information could materially and adversely affect our business, financial condition and results of operations.
We expect the economic changes resulting from the COVID-19 pandemic coupled with the high refinance and purchase volumes that we are observing to increase the potential for customer fraud. During periods of high unemployment, we observe an increase in customers failing to disclose that their income and employment has been negatively impacted. We have also observed an increase in cyber fraud and phishing schemes affecting our business due to COVID-19. Fraudulent emails have been sent on behalf of the Company which introduce malware, including spyware, through malicious links in order to redirect funds to the fraudster’s account.

The technology and other controls and processes we have created to help us identify misrepresented information in our mortgage loan production operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our mortgage loan production operations. In the future, we may experience financial losses and reputational damage as a result of mortgage loan fraud.
General Risk Factors
We will be a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of other companies that are subject to such requirements.
Following the completion of our initial public offering (“IPO”) on February 2, 2021, our Sponsor beneficially owned approximately 92.0% of the voting power of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:
•a majority of our board of directors consist of “independent directors” as defined under the rules of Nasdaq;
•our director nominees be selected, or recommended for our board of directors’ selection by a nominating/governance committee comprised solely of independent directors; and
•the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors.
We have and intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors and our Compensation Committee and Nominating and Corporate Governance Committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our Sponsor controls us and their interests may conflict with yours in the future.
Following our IPO, our Sponsor beneficially owned approximately 92.0% of the voting power of our common stock. As a result, our Sponsor is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as our Sponsor and its affiliates retain significant ownership of us. Our Sponsor and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as our Sponsor continues to own a significant amount of our voting power, even if such amount is less than 50%, our Sponsor will continue to be able to strongly influence or effectively control our decisions and, so long as our Sponsor and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, our Sponsor will be able to appoint individuals to our board of directors under the stockholders’ agreement that we entered into in connection with the IPO. The interests of our Sponsor may not coincide with the interests of other holders of our common stock.
In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
In addition, our Sponsor and its affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any acquisition of the Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We have incurred, and will continue to incur, significantly increased costs and we became subject to additional regulations and requirements as a result of becoming a public company, and our management is, and will continue to be, required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a public company, we have incurred, and will continue to incur, significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and the Dodd-Frank Act and related rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
As of December 31, 2020, while we were no longer an “emerging growth company,” we are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to “smaller reporting companies” will make our common stock less attractive to investors.
Because our gross revenue exceeded $1.07 billion in fiscal year 2020, we ceased to be an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act as of December 31, 2020. However, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As such, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, among other things, providing only two years of audited financial statements, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. We will remain a “smaller reporting company” until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior second fiscal quarter, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted to “smaller reporting companies.” If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for fiscal year 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.
We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at or above your purchase price due to a number of factors such as those listed in “—Risks Related to Our Business” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of companies in our industry;
•additions or departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors, our suppliers of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in preference of our customers and our market share;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in business or regulatory conditions;
•future sales of our common stock or other securities;
•investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•changes in the way we are perceived in the marketplace, including due to negative publicity or campaigns on social media to boycott certain of our products, our business or our industry;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our common stock;
•exchange rate fluctuations;
•tax developments;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, epidemics, pandemics, natural disasters, war, acts of terrorism, civil unrest or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our common stock.
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2020, we had 861,139,897 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2021 Incentive Plan. Any common stock that we issue, including under the 2021 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership currently held by our stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, including to pay dividends.
We are a holding company for all of our operations and are a legal entity separate from our subsidiaries. Dividends and other distributions from our subsidiaries are the principal sources of funds available to us to pay corporate operating expenses, to pay stockholder dividends, to repurchase stock and to meet our other obligations. The inability to receive dividends from our subsidiaries could have a material adverse effect on our business, financial condition, liquidity or results of operations.
Our subsidiaries have no obligation to pay amounts due on any of our liabilities or to make funds available to us for such payments. The ability of our subsidiaries to pay dividends or other distributions to us in the future will depend, among other things, on their earnings, tax considerations and covenants contained in any financing or other agreements. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees.
If the ability of our subsidiaries to pay dividends or make other distributions or payments to us is materially restricted by cash needs, bankruptcy or insolvency, or is limited due to operating results or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise sufficient cash by these means. This could materially and adversely affect our ability to pay our obligations or pay dividends, which could have an adverse effect on the trading price of our common stock.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our existing stockholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2020, we had a total of 138,860,103 shares of our common stock outstanding. Of the outstanding shares, 7,250,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including our Sponsor ).
The remaining outstanding 131,610,103 shares of common stock held by certain of our existing stockholders, including our Sponsor and certain of our directors and executive officers, representing approximately 94.8% of the total outstanding shares of our common stock as of December 31, 2020, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
In connection with the IPO, we, our executive officers, directors and certain of our existing stockholders that hold a significant amount of our common stock, including our Sponsor, signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the IPO. Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements. An aggregate of 80,425 vested options are not subject to these lock-up agreements.
Upon the expiration of the lock-up agreements described above, all of the shares covered by these agreements will be eligible for resale in the public market pursuant to Rule 144, subject to our compliance with the public information requirement and, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144. We expect that certain of our existing stockholders will be considered an affiliate upon the expiration of the lock-up period based on their expected share ownership, as well as their board nomination rights (if applicable). Certain other of our stockholders may also be considered affiliates at that time.
In addition, pursuant to a registration rights agreement, our Sponsor has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. See “Item 13. Certain Relationships and Related Party Transactions—Registration Rights Agreement.” By exercising its registration rights and selling a large number of shares, our Sponsor could cause the prevailing market price of our common stock to decline. Certain of our existing stockholders may have “piggyback” registration rights with respect to future registered offerings of our common stock. After giving effect to the IPO, the shares covered by registration rights represent approximately 92.0% of our total common stock outstanding. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
On January 29, 2021, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 22,344,275 shares of common stock subject to outstanding stock options and subject to issuance under the 2021 Incentive Plan and Employee Stock Purchase Plan. Shares registered under the registration statement on Form S-8 are eligible for sale in the open market.
As restrictions on resale end, or if our existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if our operating results do not meet their expectations, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;

•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if our Sponsor and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors; and
•that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of shares of common stock entitled to vote generally in the election of directors if our Sponsor and its affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 250 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts will be the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to bring a suit in a different judicial forum than they may otherwise choose for disputes with us or our directors, officers, team members or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, which already provides that such claims must be bought exclusively in the federal courts. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other team members or stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial conditions.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate through a network of 10 leased corporate offices located throughout the United States, totaling approximately 270,000 square feet. Our headquarters and principal executive offices are located at 2211 Old Earhart Road, Suite 250, Ann Arbor, Michigan 48105. At this location, we lease office space totaling approximately 30,000 square feet. The lease for this location expires on June 30, 2029.
We believe that our facilities are in good operating condition and are sufficient for our current needs. Any additional space needed to support future needs and growth will be available on commercially reasonable terms.
Item 3. Legal and Regulatory Proceedings
As an organization that, among other things, provides consumer residential mortgage lending and servicing as well as related services and engages in online marketing and advertising, we operate within highly regulated industries on a federal, state and local level. We are routinely subject to various examinations and legal and administrative proceedings in the normal and ordinary course of business. This can include, on occasion, investigations, subpoenas, enforcement actions involving the CFPB or FTC, state regulatory agencies and attorney generals. In the ordinary course of business, we are, from time to time, a party to civil litigation matters, including class actions. None of these matters have had, nor are pending matters expected to have, a material impact on our assets, business, operations or prospects.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed and traded on Nasdaq under the symbol “HMPT” since January 29, 2021.
Holders of Record
As of March 8, 2021, there were approximately 17 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.
Dividend Policy
Beginning with the conclusion of the second fiscal quarter of 2021, we intend to pay cash dividends on a quarterly basis. Initially, we expect the quarterly dividends to be $0.15 per share and paid in the third fiscal quarter of 2021 to the shareholders of record on the date designated by the Board of Directors.
We cannot assure you that we will continue to pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions and other factors our board of directors may deem relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
Recent Sales of Unregistered Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
Item 6. Selected Financial Data
Not presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. The following discussion includes forward-looking statements that reflect our plans, estimates and assumptions and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Report. Refer to “Cautionary Note on Forward-Looking Statements.” Future results could differ significantly from the historical results presented in this section.
Overview
We are a leading residential mortgage originator and servicer with a mission to create financially healthy, happy homeowners. Our business model is focused on growing originations through highly leverageable partner networks supported by at-scale operations, and managing the customer experience through our in-house servicing operation and proprietary Home Ownership Platform. Our originations are primarily sourced through a nationwide network of more than 5,000 independent mortgage brokerages, or our Broker Partners. We enable the success of our Broker Partner network through a unique blend of in market sales coverage and an efficient and scaled loan fulfillment process, which is supported by our fully integrated technology platform. We also source customers through nearly 600 correspondent sellers, or our Correspondent Partners. We maintain ongoing connectivity with nearly 360,000 customers through our servicing platform with the ultimate objective of establishing Customers for Life.
Servicing is a strategic cornerstone of our business and central to our Customer for Life strategy. Retaining our servicing and managing the servicing platform in-house gives us the opportunity to establish a deeper relationship with our customers. This relationship is enhanced through our proprietary Home Ownership Platform. The proprietary Home Ownership Platform differs from competitors in the way in which it personalizes the experience for borrowers through the use of customized dashboards, which allow us to deliver critical information about borrowers’ accounts such as payment deadlines, forbearance status and escrow distributions and customized offerings, which allow us to connect borrowers to other third-party financial products such as insurance policies and home equity loans.
This connectivity and ongoing dialogue help us proactively find ways to help our customers save money, either through a refinancing of their mortgage or savings on another home-related product. We believe the frequency of customer interaction, coupled with providing effective solutions beyond the mortgage, will result in the development of trusted, long-standing relationships and ultimately increase the lifetime value of the customer relationships.
By executing on this strategy, we have developed our de novo platform into an industry leader with a historic market-leading growth position. As of December 31, 2020, we are the third largest wholesale lender with the fastest growth of the top five wholesale originators, according to Inside Mortgage Finance. Overall, Home Point is the 10th largest non-bank originator in the United States, according to Inside Mortgage Finance, having originated $62.0 billion in the year ended December 31, 2020.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of more than 5,000 Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated contribution margins of $1.1 billion and $89.5 million for the years ended December 31, 2020 and 2019, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell servicing rights. Our Servicing segment generated contribution loss of $65.7 million and contribution margin of $24.6 million for the years ended December 31, 2020 and 2019, respectively.

We believe that maintaining both an Origination segment and a Servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, as compared to other industry participants that predominantly focus on either origination or servicing, instead of both.

Year ended December 31, 2020 Compared to Year Ended December 31, 2019 Summary
For the year ended December 31, 2020, we originated $62.0 billion of mortgage loans compared to $22.3 billion for the year ended December 31, 2019, representing an increase of $39.7 billion or 178.0%. Our MSR Servicing Portfolio as of December 31, 2020 was $91.5 billion of MSR UPB compared to $52.6 billion of MSR UPB as of December 31, 2019. We generated $607.0 million of net income for the year ended December 31, 2020 compared to $29.2 million of net loss for the year ended December 31, 2019. We generated $667.7 million of Adjusted net income for the year ended December 31, 2020 compared to $28.2 million for the year ended December 31, 2019. We generated $910.6 million of Adjusted EBITDA for the year ended December 31, 2020 compared to $69.4 million for the year ended December 31, 2019. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted net income (loss) and Adjusted EBITDA, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with GAAP.
Total net income for the year ended December 31, 2020 included a loss of $285.3 million due to a decrease in the fair value of our MSRs resulting from the valuation model impact of a decrease in projected duration of cash flow collections during the period. According to the Mortgage Bankers Association (MBA) Mortgage Finance Forecast, average 30-year mortgage rates declined by approximately 70 basis points from December 31, 2019 to December 31, 2020. A decline of this nature generally results in higher prepayment speeds and a subsequent downward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. However, when rates decline, our Origination volume generally increases as refinance opportunities increase.
The above-described increase in Adjusted net income and Adjusted EBITDA was primarily due to an increase in Gain on loans, net of $1.2 billion and an increase in Loan fee income of $64.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in Gain on loans, net and Loan fee income was driven by the increase in Origination volume described above and increased profit margins on overall loan sales to investors, which increased by 134 basis points or 149% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our increased Origination volume also resulted in an increase in Compensation and benefits expense of $247.0 million or 158.2% for the year ended December 31, 2020 compared to that for the year ended December 31, 2019. For definitions of, and more information about, these non-GAAP financial measures, see “—Non-GAAP Financial Measures” below.
Recent Developments—COVID-19
Business Operations
In March 2020, the World Health Organization (WHO) categorized COVID-19 as a pandemic, and the COVID-19 outbreak was declared a national emergency. While the financial markets have demonstrated significant volatility due to the economic impacts of COVID-19, our flexible, scalable platform and technology-enabled infrastructure have enabled us to respond quickly to the increased market demand, resulting in record levels of Origination volume. We expect the increase in origination demands to remain steady as a result of the low interest rate environment and our competitive positioning in the markets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act allows borrowers with federally backed loans to request a temporary mortgage forbearance through December 31, 2020. In addition, in February 2021, the federal government announced an additional extension of three to six months depending on loan type. As of December 31, 2020, approximately 36,000 loans, or 10.0%, of the loans in our MSR Servicing Portfolio had elected the forbearance option. Of the 10.0% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of December 31, 2020, approximately 51.9% remained current on their December 31, 2020 payments. As a result of the CARES Act forbearance requirements, we have experienced increases in delinquencies in our MSR Servicing Portfolio, and we believe delinquencies will likely remain elevated through the expiration of the CARES Act, which we believe is in line with industry performance.
As of December 31, 2020, the 60 days or more delinquent rate in our MSR Servicing Portfolio was 4.4%, compared to 1.7% as of December 31, 2019. As a servicer, we may be required to advance principal and interest to the investor for up to four months on GSE backed mortgages and longer on other government agency backed mortgages on behalf of borrowers who have entered a forbearance plan. In response to these potential GSE requirements, in April 2020, we amended our servicing advance facility to extend the maturity date to May 2021 and increased the total capacity from $50 million to $85 million. We plan to extend this facility beyond the current maturity date.

As of December 31, 2020, our Servicing advance receivable increased by $44.4 million, or 82.9% compared to December 31, 2019. The increase was primarily driven by an increase of $173.4 million in our MSR Servicing Portfolio as of December 31, 2020, compared to December 31, 2019. As a result, we increased our Servicing advance reserves by $4.1 million for the year ended December 31, 2020. However, out of the total increase in Servicing advance reserves of $4.1 million, $1.4 million was directly attributed to the COVID-19 pandemic. The increase of $4.1 million in the Servicing advance reserves was a result of increased delinquency rates on our MSR Servicing Portfolio stemming from the CARES Act. In addition, the Company’s cash and available line of credit positions remain positive. As of December 31, 2020, we had $165.2 million of unrestricted cash, $9.0 million in unused operating lines of credit, and $34.3 million in unused capacity from our servicing advance facilities.
We are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings until the termination of the CARES Act forbearance period. As a result, we expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses. Further, we have seen an increase in MSR prepayment speeds, which is driven by historically low interest rates. Refer to “Note 5, Mortgage servicing rights,” in the Company’s consolidated financial statements, for our increase in prepayment speeds. As a result of COVID-19, we experienced immaterial increased costs due to temporary process disruptions, resulting in holding loans held for sale in our portfolio longer than the average 30 days from funding to sale. While the incurred costs have thus far been immaterial, we expect this to be a continued risk until the COVID-19 pandemic has been remedied.
Finally, under the CARES Act, we elected to defer the payment of employer-related payroll taxes in the amount of $11.2 million during the year ended December 31, 2020. Under the CARES Act, 50.0% of the deferred payroll taxes are due by December 31, 2021 and 50.0% are due by December 31, 2022. We have recorded the accrual for deferred payroll taxes within Accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2020, as applicable.
Associate Safety
We are continuing to focus on protecting the safety and well-being of our associates. In response to the COVID-19 pandemic, we quickly implemented a number of initiatives to ensure the safety of our associates. Since mid-March 2020, more than 90.0% of our associates have been working from home, and they are not participating in travel or face-to-face meetings that are deemed non-essential. To date, there has not been a material number of COVID-19 illnesses reported in our associate base, nor has there been a material impact to the observed productivity of our workforce in the aggregate.
While the COVID-19 pandemic has not had a material negative impact on our operational performance, financial performance, or liquidity to date, it is difficult to predict what the ongoing impact of the pandemic will be on the economy and our business. Refer to “Item 1A. Risk Factors” for more details.
Key Factors Affecting Results of Operations for Periods Presented
Residential Real Estate Market Conditions
Our Origination volume is impacted by broader residential real estate market conditions and the general economy. Housing affordability, availability and general economic conditions influence the demand for our products. Housing affordability and availability are impacted by mortgage interest rates, availability of funds to finance purchases, availability of alternative investment products and the relative relationship of supply and demand. General economic conditions are impacted by unemployment rates, changes in real wages, inflation, consumer confidence, seasonality and the overall economic environment. Recent market conditions, such as low interest rates and limited supply of housing, have led to home price appreciation and a decrease in the affordability index.
Changes in Interest Rates
Origination volume is impacted by changes in interest rates. Decreasing interest rates tend to increase the volume of purchase loan origination and refinancing whereas increasing interest rates tend to decrease the volume of purchase loan origination and refinancing.
Changes in interest rates impact the value of interest rate lock commitments and loans held for sale. Interest rate lock commitments represent an agreement to extend credit to a customer whereby the interest rate is set prior to the loan funding. These commitments bind us to fund the loan at a specified rate. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of interest rate lock commitments and loans held for sale inventory rises and falls with changes in interest rates; for example, if we enter into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, the value of our interest rate lock commitment will decrease.

The fair value of MSRs is also driven primarily by interest rates, which impact the likelihood of loan prepayments. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs, and related cash flows, decrease.
There has been a long-term trend of falling interest rates, with intermittent periods of rate increases. More recently, there was a falling interest rate environment in 2020. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our two principal sources of revenue, mortgage origination and mortgage loan servicing, contribute to a stable business profile by creating a natural hedge against changes in the interest rate environment. Additionally, to mitigate the interest rate risk impact, we employ economic hedging strategies. Our economic hedging strategies allow us to protect our investment and help us manage our liquidity through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.
Key Performance Indicators
We review several operating metrics, including the following key performance indicators to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business.
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Other key performance indicators include the number of Broker Partners and number of Correspondent Partners, which enable us to monitor key inputs of our business model. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.
The following summarizes key performance indicators for our business:
Origination Segment KPIs

	Year Ended December 31
($ in thousands)	2020	2019
Origination Volume by Channel
Wholesale	$37,902,214	$11,564,971
Correspondent	21,272,614	10,215,300
Direct	2,825,965	487,322
Origination volume	$62,000,793	$22,267,593

Gain on sale margin
Gain on sale margin (bps) (a)	223.4	89.6

Market Share
Overall share of origination market (b)	1.5%	1.0%
Share of wholesale channel (c)	7.0%	3.5%

Origination Volume by Purpose
Purchase	30.9%	50.6%
Refinance	69.1%	49.4%
(a) Calculated as Gain on sale, net divided by Origination volume.
(b) Calculated as the Company’s originations dollar value for the year divided by the total residential originations in the United States of America per Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics each year.
(c) Calculated as the Company’s originations dollar value for the year divided by the total wholesale originations in the United States of America per Inside Mortgage Finance, each year.

	Year Ended December 31
	2020	2019
Third Party Partners
Number of Brokers (d)	5,372	3,085
Number of Correspondent Sellers (e)	604	537
(d) Number of Broker Partners with whom the Company sources loans from.
(e) Number of Correspondent Partners from whom the Company purchases loans.
Servicing Segment KPIs

	Year Ended December 31
($ in thousands)	2020	2019
Mortgage Servicing
MSR Servicing Portfolio - UPB (f)	$91,482,967	$52,600,547
MSR Servicing Portfolio - Units (g)	359,323	236,362

60 days or more delinquent (h)	4.4%	1.7%
MSR Portfolio
MSR Multiple (i)	2.9x	3.4x
(f) The unpaid principal balance of loans we service on behalf of Ginnie Mae, Fannie Mae, Freddie Mae and others, at period end.
(g) Number of loans in our serving portfolio at period end.
(h) Total balances of outstanding loan principals for which installment payments are at least 60 days past due as a percentage of the outstanding loan principal as of a specified date. Includes delinquent loans in COVID-19 pandemic-related forbearance plans provided in the CARES Act.
(i) Calculated as the MSR fair market value as of a specified date divided by the related UPB divided by the weighted average service fee.
Non-GAAP Financial Measures
We believe that certain non-GAAP financial measures presented in this Report, including Adjusted revenue, Adjusted net income and Adjusted EBITDA can provide useful information to investors and others in understanding and evaluating our operating results. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other operating performance measure calculated in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.
We believe that the presentation of Adjusted revenue, Adjusted net income and Adjusted EBITDA provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted revenue, Adjusted net income and Adjusted EBITDA provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. The Company measures the performance of the segments primarily on a contribution margin basis. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures. However, other companies may define Adjusted revenue, Adjusted net income (loss) and Adjusted EBITDA differently, and as a result, our measures of Adjusted revenue, Adjusted net income and Adjusted EBITDA may not be directly comparable to those of other companies.
Adjusted revenue. We define Adjusted revenue as Total net revenue exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs hedge and adjusted for Income from equity method investment.
Adjusted net income. We define Adjusted net income as Net income (loss) exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.
Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest (without adjustment for net warehouse interest related to loan fundings and payoff interest related to loan prepayments), taxes, depreciation and amortization exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.
The non-GAAP information presented below should be read in conjunction with the Company’s consolidated financial statements and the related notes.

The following is a reconciliation of Adjusted revenue, Adjusted net income and Adjusted EBITDA to the nearest GAAP financial measures of Total revenue, net and Net income (loss), as applicable:
Reconciliation of Adjusted Revenue to Total Revenue, Net

	Year Ended December 31,
($ in thousands)	2020	2019
Total revenue, net	$1,377,342	$199,725
Income from equity method investment	16,894	2,701
Change in fair value of MSR (due to inputs and assumptions), net of hedge (a)	81,129	74,481
Adjusted revenue	$1,475,365	$276,907
Reconciliation of Adjusted Net Income to Total Net Income (Loss)

	Year Ended December 31,
($ in thousands)	2020	2019
Total net income (loss)	$607,003	$(29,210)
Change in fair value of MSR (due to inputs and assumptions), net of hedge (a)	81,129	74,481
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge (b)	(20,445)	(17,086)
Adjusted net income	$667,687	$28,185
Reconciliation of Adjusted EBITDA to Total Net Income (Loss)

	Year Ended December 31,
($ in thousands)	2020	2019
Total net income (loss)	$607,003	$(29,210)
Interest expense on corporate debt	18,400	27,721
Income tax expense (benefit)	198,554	(9,500)
Depreciation and amortization	5,531	5,918
Change in fair value of MSR (due to inputs and assumptions), net of hedge (a)	81,129	74,481
Adjusted EBITDA	$910,617	$69,410
(a) MSR fair value changes due to valuation inputs and assumptions are measured using a stochastic discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to “Note 2, Basis of Presentation and Significant Accounting Policies” and “Note 5, Mortgage Servicing Rights” to the Company’s consolidated financial statements. The change in the value of the MSR hedge is measured based on third party market values and cash settlement. Refer to “Note 16, Fair Value Measurements” in the consolidated financial statements. We exclude changes in fair value of MSRs, net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows, which remain in Adjusted EBITDA. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full.
(b) The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income (loss) before income tax.

Description of Certain Components of our Results of Operations
Components of Revenue
Gain on loans, net includes the realized and unrealized gains and losses on mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments, freestanding loan-related derivatives, and representation and warranty reserve.
Loan fee income consists of fee income earned on all loan originations, including amounts earned related to application and underwriting fees. Fees associated with the origination and acquisition of mortgage loans are recognized when earned, which is the date the loan is originated or acquired.

Interest income (expense), net consists of interest income recognized on loans held for sale for the period from loan funding to sale, which is typically 30 days, and interest earned on escrow and custodial funds held on behalf of our servicing customers and investors, respectively. Interest income (expense), net is presented net of interest expense related to our loan funding warehouse and other facilities as well as expenses related to amortization of capitalized debt expense, original issue discount, gains or losses upon extinguishment of debt, and commitment fees paid on certain debt agreements.
Loan servicing fees consist of fees received from loan servicing. Loan servicing involves the servicing of residential mortgage loans on behalf of an investor. Total Loan servicing fees include servicing and other ancillary servicing revenue earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments (reduction of principal balance). Loan servicing fees are receivable only out of interest collected from mortgagors and are recorded as income when earned, which is generally upon collection. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.
Change in fair value of mortgage servicing rights. MSRs represent the fair value assigned to contracts that obligate us to service the mortgage loans on behalf of the owners of the mortgage loans in exchange for service fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service loans. Changes in the fair value of MSRs are recognized as current period income as a component of Change in fair value of MSRs. To hedge against interest rate exposure on these assets, we enter into various derivative instruments, which may include but are not limited to swaps and forward loan purchase commitments. Changes in the value of derivatives designed to protect against MSR value fluctuations, or MSR hedging gains and losses, are also included as a component of Change in fair value of MSRs.
Other Income includes income that is dissimilar in nature to revenues we earn from loan origination and servicing activities, such as proceeds from the sale of a business or contingent consideration received.
Components of Operating Expenses
Compensation and benefits expense includes all salaries, commissions, bonuses and benefit-related expenses for our associates.
Loan expense primarily includes loan origination costs, loan processing costs, and fees related to loan funding. As a result of adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, or ASC 606, certain passthrough fees such as flood certification, credit report, and appraisal fees, among others, are presented net within Loan expense. A reclassification of these passthrough fees from Loan fee income to Loan expense is presented for periods subsequent to adoption.
Loan servicing expense primarily includes servicing system technology expenses, non-performing servicing expenses, and general servicing expenses, such as printing expenses, recording fees, and title search fees.
Occupancy and equipment includes rent expense, utilities, office supplies, technology and other office expenses.
General and administrative primarily includes marketing and advertising costs, travel and entertainment, legal reserves, and professional services, such as audit and consulting fees.
Depreciation and amortization includes depreciation of Property and equipment and amortization of Intangible assets.
Other expenses primarily consist of insurance, dues and subscriptions, and other employee-related expenses such as recruitment fees and training expenses.
Stock-Based Compensation
Stock-based compensation consists of equity awards and is measured and expensed accordingly under ASC 718, Compensation—Stock Compensation.
Future Public Company Expenses
As a public company, we anticipate our operating expenses will increase as we establish and maintain governance and controls in accordance with SEC guidelines. We expect some of our expenses to increase as we establish more comprehensive compliance and governance functions, maintain and review internal controls over financial reporting in accordance with Sarbanes-Oxley and prepare and distribute periodic reports as required by SEC rules and regulations. Such expenses include, but are not limited to accounting, legal and personnel-related expenses. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

Results of Operations – Years Ended December 31, 2020 and 2019
Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Gain on loans, net	$1,384,936	$199,501	$1,185,435	594.2%
Loan fee income	96,118	32,112	64,006	199.3%
Interest income	60,181	51,801	8,380	16.2%
Interest expense	(69,579)	(57,942)	(11,637)	20.1%
Interest expense, net	(9,398)	(6,141)	(3,257)	53.0%
Loan servicing fees	188,232	144,228	44,004	30.5%
Change in fair value of mortgage servicing rights	(285,252)	(173,134)	(112,118)	64.8%
Other income	2,706	3,159	(453)	-14.3%
Total revenue, net	1,377,342	199,725	1,177,617	589.6%

Compensation and benefits	403,246	156,197	247,049	158.2%
Loan expense	45,408	15,626	29,782	190.6%
Loan servicing expense	30,786	20,924	9,862	47.1%
Occupancy and equipment	25,985	16,768	9,217	55.0%
General and administrative	52,459	21,407	31,052	145.1%
Depreciation and amortization	5,531	5,918	(387)	-6.5%
Other expenses	25,264	4,296	20,968	488.1%
Total expenses	588,679	241,136	347,543	144.1%

Income (loss) before income tax	788,663	(41,411)	830,074	2004.5%
Income tax expense (benefit)	198,554	(9,500)	208,054	2190.0%
Income from equity method investments	16,894	2,701	14,193	525.5%
Total net income (loss)	$607,003	$(29,210)	$636,213	2178.1%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
During the year ended December 31, 2020, we recorded Total net income of $607.0 million, an increase of $636.2 million, or 2178.1%, compared to a Total net loss of $29.2 million for the year ended December 31, 2019. The increase in Net income was primarily the result of increase in Gain on loans, net of $1,185.4 million or 594.2% due to the increase in loan origination and Gain on sale margin during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was offset by an increase of unfavorable Change in fair value of MSRs of $112.1 million or 64.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019 which was primarily driven by the decline in mortgage interest rates, which resulted in an increase in prepayment speeds. In addition, Compensation and benefits expense increased by $247.0 million, or 158.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to increases in headcount as a result of the growth in the loan origination volume. These were partially offset by increase in Loan fee income of $64.0 million, or 199.3%, due to the increase in origination volume and an increase of $44.0 million or 30.5% in Loan servicing fees due to the growth of our MSR Servicing Portfolio for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Total Revenue, Net
Gains on loans, net
The components of Gain on loans, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Gain on sales, net (a)	$1,548,595	$209,261
Change in fair value of loans held for sale, IRLCs, and related economic hedges	327,665	54,723
Realized and unrealized loss from derivative financial instruments	(467,879)	(60,290)
Provision for losses relating to representations and warranties	(23,444)	(4,193)
Gain on loans, net	$1,384,937	$199,501
(a)The Gain on sales, net includes income related to originations of mortgage servicing rights.
The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Year Ended December 31,
(in thousands, except Gain on sale margin)	2020	2019
Origination volume	62,000,792	22,267,593
Originated MSR UPB	60,086,183	20,484,918
Gain on sale margin (basis points) (a)	223.4	89.6
Retained servicing (UPB) (b)	99.0%	96.8%
(a)Gain on sale margin represents the margin on loans sold, including the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments, freestanding loan-related derivatives, and representation and warranty reserve, and is calculated as the ratio of Gain on loans, net to the Sales volume UPB.
(b)Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
Gain on loans, net increased by $1,185 million, or 594.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due to an increase of $1,339 million in Gain on sales, net and an increase in the Change in fair value of loans held for sale, interest rate lock commitments (“IRLCs”), and related economic hedges of $272.9 million, partially offset by an increase of $407.6 million of Realized and unrealized loss from derivative financial instruments and an increase of $19.3 million of Provision for losses relating to representations and warranties for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increases in the components of Gain on loans, net is consistent with our increase in Origination volume and higher Gain on sale margins. The higher origination volume for the year ended December 31, 2020 compared to the year ended December 31, 2019 also resulted in an increase of the reserve provision for losses relating to representation and warranties. Refer to Note 15 - Representation and Warranty Reserve within the financial statements for additional information regarding the Provision for losses relating to representation and warranties.
Gain on sales, net increased by $1.3 billion, or 640.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was consistent with our increase in Origination volume. Origination volume, excluding volume from the Distributed retail channel, increased by $39.7 billion, or 178.4% for the year ended December 31, 2020 compared to the year ended December 31, 2019, which was led by an increase in the wholesale market channel. The increase of our Origination volume was supported by declining interest rates during the year ended December 31, 2020, combined with a 74% increase in Broker partners and a 13% increase in Correspondent partners from the year ended December 31, 2020 compared to the year ended December 31, 2019. The decline in interest rates resulted in an increase in Refinance originations as a percentage of our total origination volume. The increase was further driven by an increase of originated MSRs. Originated MSRs increased by $299.5 million, or 109.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The Retained servicing (UPB) ratio increased to approximately 99.0% for the year ended December 31, 2020 from approximately 96.8% for the year ended December 31, 2019. In addition, Gain on sale margin increased by 149.3% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in Gain on sale margin was primarily driven by the low interest rates market which resulted in increased demand, which led to increased margins for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Gain on loans, net also includes unrealized gains and losses from the fair value changes in mortgage loans held for sale and IRLCs as well as realized and unrealized gains and losses from derivative instruments used to hedge the loans held for sale and IRLCs. The Net loss from these fair value changes increased by $134.6 million, or 2419%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Realized and unrealized losses from derivative financial instruments increased by $407.6 million or 676.0% for the year ended December 31, 2020 from the year ended December 31, 2019 due to unexpected changes in interest rates, offset by a gain of $272.9 million recognized in the year ended December 31, 2020 due to changes in fair value of loans held for sale and IRLCs resulting from favorable market conditions.
Loan fee income
Loan fee income increased by $64.0 million, or 199.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by an increase in Origination volume discussed above for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Loan servicing fees

	Year Ended December 31,
($ in thousands)	2020	2019
Servicing fees	$193,035	$141,195
Late fees and other	(4,803)	3,033
Loan servicing fees	$188,232	$144,228
The table below provides details of the characteristics of our mortgage loan servicing portfolio as of the periods presented:

	December 31,
($ in thousands)	2020	2019
MSR Servicing Portfolio (UPB)	$91,482,967	$52,600,546
Average MSR Servicing Portfolio (UPB)	$72,041,757	$47,012,186
MSR Servicing Portfolio (Loan Count)	359,323	236,362
MSRs Fair Value Multiple (x)	2.9x	3.4x
Delinquency Rates (%)	5.5	3.5
Weighted average credit score	740	722
Weighted average servicing fee, net (bps)	30	30
Loan servicing fees increased by $44.0 million, or 30.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by an increase in Servicing fees of $51.8 million due to an increase in the Average MSR Servicing Portfolio of $25.0 billion, or 53.2% as of December 31, 2020 compared to December 31, 2019, which was primarily driven by an increase in origination volume and our servicing ratio over the period.
Change in fair value of MSRs

	Year Ended December 31,
($ in thousands)	2020	2019
Realization of cash flows	$(204,122)	$(98,650)
Valuation inputs and assumptions	(195,595)	(133,997)
Economic hedging results	114,465	59,513
Change in fair value of MSRs	$(285,252)	$(173,134)
Change in fair value of MSRs presented losses for both years ended December 31, 2020 and 2019. Fair value losses increased by $112.1 million, or 64.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily driven by the increased Realization of cash flows due to an increase in actual prepayments. Typically, when interest rates decline, MSRs will prepay faster, resulting in an increase in the Realization of cash flows. The increased loss due to changes in Valuation inputs and assumptions was primarily driven by lower interest rates, which resulted in an increase in modeled prepayment speeds. These increased losses were partially offset by increased gains from our economic hedging results.

Interest expense, net
The components for Interest expense, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Interest income	$60,181	$51,801
Interest expense	(69,579)	(57,942)
Interest expense, net	$(9,398)	$(6,141)
Interest expense, net increased by $3.3 million, or 53.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in expense was driven by an increase in warehouse borrowing and related fees during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to increase in origination volume. Increase in warehouse borrowing expense was offset by a decrease in the term debt expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily driven by a write off of debt issuance cost and prepayment penalty that occurred during the year ended December 31, 2019. Interest income increased due to an increase in interest earned on loans held for sale for the year ended December 31, 2020 as compared to the year ended December 31, 2019 which was driven by our increase in origination volume.
Other income
Other income decreased slightly by $0.5 million, or 14.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by contingent consideration received in 2019.
Expenses
Total expenses increased by $347.5 million, or 144.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily driven by increases in Compensation and benefits expense, loan expense, general and administrative expense and other expenses.
Compensation and benefits expense increased by $247.0 million, or 158.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $130.3 million in commissions and bonuses resulting from an increase in Origination volume, as well as an increase of $116.8 million in salary and benefits largely driven by an 130.3% increase in employee headcount to support our growth in Origination volume. As a percentage of volume, Compensation and benefits expense was 0.65% and 0.70% of Origination volume for the years ended December 31, 2020 and 2019, respectively.
Loan expense increased by $29.8 million, or 190.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by increases in loan costs due to an increase in Origination volume of $39.7 billion for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Loan servicing expense increased by $9.9 million, or 47.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $5.1 million in loan servicing operations costs due to a 52.0% increase in mortgage servicing portfolio units as of December 31, 2020 compared to December 31, 2019 and a $4.9 million increase in the provision for servicing advance reserves due to an increase in servicing advances resulting from an increase in our servicing portfolio combined with increased cost associated with the forbearance provided for through the CARES Act.
Occupancy and equipment expense increased by $9.2 million, or 55.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in equipment and information technology associated expense of $6.0 million and increase in other occupancy and equipment expense of $1.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, both of which were driven by an increased headcount.
General and administrative expense increased $31.1 million, or 145.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in professional services fees of $28.9 million related to the professional and consulting services incurred during the Company’s initial public offering process that was initiated in 2020 as well as an increase in other outsourcing and professional services incurred due to increase in origination volume. The increase was partially offset by a decrease of $1.7 million in travel and entertainment expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to reduced travel as a result of the COVID-19 pandemic.

Depreciation and amortization expense decreased by $0.4 million, or 6.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by a decrease of $1.2 million in amortization of intangibles expense as a result of lower carrying value in 2020 and an impairment expense of $0.1 million recorded in the year ended December 31, 2019. The decrease was offset by an increase of depreciation expense of $0.9 million as a result of additional IT equipments acquired during the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of our increase in headcount.
Income tax expense (benefit) increased by $208.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily due to an increase in pre-tax income. Our overall effective tax rate of 25.2% and 22.9% for the years ended December 31, 2020 and 2019, respectively, differed from the U.S. statutory rate of 21.0% primarily due the impact of state incomes taxes, adjustments to the partial valuation allowance on state net operating losses, offset by certain non-deductible expenses and the impact of state rate changes on the beginning deferred tax balances.
Summary Results by Segment for the Years Ended December 31, 2020 and 2019
We have two segments:
•Our Origination segment consists of a combination of retail and third-party loan production operations. The increase in revenues for the Origination segment was primarily driven by an increase in loan Origination volume.
•Our Servicing segment consists of servicing loans the Company had initially originated and subsequently sold, for which the Company retained servicing rights as well as MSRs the Company occasionally purchases from others. The decrease in revenues for the Servicing segment was primarily driven by a decrease in interest rates.
Origination
The table below presents details of Revenue and Contribution margin for the Origination segment:

	Year Ended December 31,
($ in thousands)	2020	2019
Gain on loans, net	$1,384,977	$200,646
Loan fee income	96,118	32,072
Loan servings fees	(3,499)	(846)
Interest income, net	1,576	2,697
Total Origination segment revenue	1,479,172	234,569
Directly attributable expense	384,950	145,114
Contribution margin	$1,094,222	$89,456
Servicing
The table below presents details of Revenue and Contribution margin for the Servicing segment:

	Year Ended December 31,
($ in thousands)	2020	2019
Gain on loans, net	$(40)	$(1,145)
Loan servicing fees	191,731	145,074
Change in fair value of mortgage servicing rights	(285,252)	(173,134)
Interest income	7,426	18,883
Other income	318	13
Total Servicing segment revenue	(85,817)	(10,309)
Change in mortgage servicing rights due to valuation, net of hedge	(81,129)	(74,482)
Directly attributable expense	60,979	39,580
Contribution margin	$(65,667)	$24,593

Liquidity and Capital Resources
Sources and Uses of Cash
Historically, our primary sources of liquidity have included:
•Borrowings, including under our warehouse funding facilities and other secured and unsecured financing facilities
•Cash flow from our operations, including:
•Sale of mortgage loans held for sale
•Loan origination fees
•Servicing fee income
•Interest income on loans held for sale, and
•Cash and marketable securities on hand
Historically, our primary uses of funds have included:
•Origination of loans
•Payment of interest expense
•Repayment of debt
•Payment of operating expenses, and
•Changes in margin requirements for derivative contracts
We are also subject to contingencies which may have a significant impact on the use of our cash.
Summary of Certain Indebtedness
To originate and aggregate loans for sale into the secondary market, we use our own working capital and borrow on a short-term basis primarily through committed and uncommitted mortgage warehouse lines of credit that we have established with different large global and regional banks and financial institutions. Our loan funding facilities are primarily in the form of master repurchase agreements and participation agreements. New loan originations that are financed under these facilities are generally financed at approximately 95% to 100% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan).
At the time of either the funding or purchase, mortgage loans are pledged as collateral for borrowings on mortgage warehouse lines of credit. In most cases, loans will remain on one of the warehouse lines of credit facilities for only a short time, generally less than one month, until the loans are pooled and sold. During the time the loans are held for sale, we earn Interest income from the borrower on the underlying mortgage loan. This income is partially offset by the interest and fees we have to pay under the mortgage warehouse lines of credit.
When we sell a pool of loans in the secondary market, the proceeds received from the sale of the loans are used to pay back the amounts we owe on the mortgage warehouse lines of credit. We rely on the cash generated from the sale of loans to fund future loans and repay borrowings under our mortgage warehouse lines of credit. Delays or failures to sell loans in the secondary market could have an adverse effect on our liquidity position.
As of December 31, 2020, we held mortgage warehouse lines of credit arrangements with nine separate financial institutions with a total maximum borrowing capacity of $4.2 billion and we had an unused borrowing capacity of $1.2 billion. Refer to “Note 11 - Warehouse Lines of Credit” of our consolidated financial statements.
As of December 31, 2020, we maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $572.0 million and an unused borrowing capacity of $116.1 million. Refer to “Note 12 – Term Debt and Other Borrowings, net” of our consolidated financial statements.
The amount owed and outstanding on our mortgage warehouse lines of credit fluctuates significantly based on our origination volume and the amount of time it takes us to sell the loans we originate.
Our debt financing agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit generally will result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement relative to the available financing and offsetting hedges. Upon notice from the applicable lender, we generally will be required to satisfy the margin call on the day of such notice or the following business day.

Subsequent to December 31, 2020, we completed our offering of $550.0 million aggregate principal amount of our senior unsecured notes due 2026 (the “Senior Notes”).
The warehouse facilities and other lines of credit require maintenance of certain operating and financial covenants, and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain minimum tangible net worth, minimum liquidity, minimum profitability levels, and ratio of indebtedness to tangible net worth, among others. A breach of these covenants can result in an event of default under these facilities following which the lenders would be able to pursue certain remedies against us. In addition, each of these facilities includes cross-default or cross- acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility.
We were in compliance with all covenants under our warehouse facilities and other lines of credit as of December 31, 2020 and 2019.
Cash flows
Our cash flows for the years ended December 31, 2020 and 2019 are summarized below.

	Year Ended December 31,
($ in thousands)	2020	2019
Net cash used in operating activities	$(1,335,233)	$(1,206,693)
Net cash used in investing activities	(14,398)	(10,608)
Net cash provided by financing activities	1,464,794	1,216,788
Net increase (decrease) in Cash and cash equivalents and restricted cash	115,163	(513)
Cash and cash equivalents and restricted cash at end of period	$196,893	$81,731
Our Cash and cash equivalents and restricted cash increased by $115.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

($ in thousands)	Year Ended December 31,
Cash flows from:	2020	2019
Mortgage loans held for sale	$(725,262)	$(1,113,232)
Gain on loans, net	(1,384,936)	(199,501)
Change in fair value of derivative assets	(293,779)	(21,554)
Other operating sources	1,068,744	127,594
Net cash used in operating activities	$(1,335,233)	$(1,206,693)
Cash used in operating activities increased for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cash used in Gain on loans, net was primarily due to an increase in origination volume. The increase in cash used in Change in fair value of derivative assets was primarily due to increase in our interest rate lock commitment revenue and margin call assets as a result of increased volume and favorable interest rates. Increases were partially offset by a decrease in cash used in Mortgage loans held for sale due to an increase in sales proceeds, Other operating sources primarily due to an increase in Net income, and Deferred income tax due to increases in deferred tax liabilities related to MSRs and derivative assets for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Investing Activities
Cash used in investing activities increased for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cash used in investing activities was primarily due to the increase in purchases of IT and other equipment during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to our increase in headcount, partially offset by the cash usage in the year ended December 31, 2019 for business acquisitions.

Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in warehouse borrowings as shown below:

($ in thousands)	Year Ended December 31,
Cash flows from:	2020	2019
Warehouse borrowings	$1,527,232	$1,073,946
Other financing sources	62,438	142,842
Net cash provided by financing activities	$1,464,794	$1,216,788
Cash provided by financing activities for the year ended December 31, 2020 increased compared to the year ended December 31, 2019. The increase was primarily driven by increases in warehouse borrowings to be utilized for funding increased loan origination volume offset slightly by a decrease in other financing sources for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to decrease in term debt borrowing.
Shareholder’s equity
Total shareholder’s equity increased by $517.2 million, or 126.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by Net income of $607.0 million for the year ended December 31, 2020 and was partially offset by a dividend paid to our direct parent at the time, HPLP.
Contractual Obligations and Other Commitments
The following table sets forth certain of our contractual obligations as of December 31, 2020. Refer to “Note 11 - Warehouse Lines of Credit”, “Note 12 – Term Debt and Other Borrowings, net”, and “Note 13 - Commitments and Contingencies” of the notes to our consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.

($ in thousands)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Term debt (a)	$409,772	—	$409,772	—	—
Interest on long term debt	24,658	15,521	9,137	—	—
Advance facilities (b)	43,200	43,200	—	—	—
Warehouse facilities (b)	3,005,415	3,005,415	—	—	—
Operating line of credit (b)	1,000	1,000	—	—	—
Mortgage-backed securities forward trades	12,163,797	12,163,797	—	—	—
Interest rate lock commitments	15,975,628	15,975,628	—	—	—
Operating Leases (c)	23,590	6,244	9,258	5,252	2,836
Total	$31,647,060	$31,210,805	$428,167	$5,252	$2,836
(a)The rate used to estimate interest was the rate as of December 31, 2020. The rate is based on the LIBOR rate and there has been a significant decline in the rate in 2020 which is reflected above. Term debt is net of debt issuance costs.
(b)Interest expense on advance, warehouse facilities and operating lines of credit is not presented in this table due to the short-term nature of these facilities.
(c)Payments due for our leases of office space and equipment expiring at various dates through 2029. The payments represent future minimum rental payments under the leases having an initial or remaining non-cancelable term in excess of one year.
Repurchase and Indemnification Obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan.

Off Balance Sheet Arrangements
Refer to “Note 13 - Commitments and Contingencies” to our consolidated financial statements included elsewhere in this form.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3. Refer to “Note 16 - Fair Value Measurements” to our consolidated financial statements.
Mortgage loans held for sale. We have elected to record Mortgage loans held for sale at fair value. The majority of our Mortgage loans held for sale at fair value are saleable into the secondary mortgage markets, and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of our Mortgage loans held for sale consist of loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached. These repurchased loans are considered Level 3 at collateral value less estimated costs to sell the properties.
Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower Mortgage loans held for sale at fair value.
Derivative financial instruments. We enter into IRLCs, forward commitments to sell mortgage-backed securities, and MSR-related derivatives which are considered derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the consolidated balance sheets at fair value.
The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The weighted average pull-through rate for IRLCs was 73% and 82% for the years ended December 31, 2020 and 2019, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
MSRs. We have elected to record MSRs at fair value. MSRs are recognized as a component of Gain on loans, net when loans are sold, and the associated servicing rights are retained. Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the consolidated statements of operations.
We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value.
Changes in economic and other relevant conditions could cause our assumptions, such as with respect to the prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. Refer to “Note 5 - Mortgage Servicing Rights” to our consolidated financial statements.
New Accounting Pronouncements Not Yet Effective
Refer to “Note 2 - Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.
Item 7A. Qualitative and Quantitative Disclosure about Market Risk
In the normal course of business, as a mortgage lender, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk and risk related to the COVID-19 pandemic.

Interest Rate and Fair Value Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. A change in interest rates may impact our IRLCs, MSRs valuations, and origination volume and associated revenue. Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating interest rate calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. Therefore, we engage in interest rate risk management activities in an effort to reduce the variability of income caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use business hedges and derivative financial instruments acquired with the intention of mitigating the risk associated with changes in interest rates that would be unfavorable to our IRLCs and MSRs. We do not use derivative financial instruments for purposes other than in support of our risk management activities.
Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date as the interest rate on the loan is set prior to funding. This risk is present in periods where changes in short-term interest rates result in mortgage loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our net interest income. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. Forward MBS sale commitments or whole loans and options on forward contracts are used to manage the interest rate and price risk.
The fair value of MSRs is driven primarily by interest rates, which impact the likelihood of loan prepayments and refinancing. In periods of rising interest rates, the fair value of the MSRs generally increases as prepayments decrease, and therefore the estimated life of the MSRs and related expected cash flows increase. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase and therefore the estimated life of the MSRs and related cash flows decrease. We manage the impact that the volatility associated with changes in fair value of its MSRs has on its earnings with a variety of derivative instruments. The amount and composition of derivatives used to economically hedge the value of MSRs will depend on our exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The increase in originations serves as a business hedge of the MSRs, providing a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates. Refer to “Note 5 - Mortgage Servicing Rights” in the consolidated financial statements.
Credit risk
We are subject to credit risk, which is the risk of default that results from a borrower's inability or unwillingness to make contractually required mortgage payments. We attempt to mitigate this risk through stringent underwriting standards, monitoring pledged collateral and other in-house monitoring procedures. As of December 31, 2020, the average credit score for loans in our MSR portfolio was 740. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions and revenues from servicing regarding loans sold on the secondary market.
For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards.
Our credit exposure for amounts due from investors and derivative related receivables is mitigated since our policy is to sell mortgages only to highly reputable and financially sound financial institutions. Presently, almost all of the newly originated conventional conforming loans that we acquire from mortgage lenders through our correspondent production activities or our consumer direct activities qualify under existing standards for inclusion in mortgage securities backed by the GSEs and Ginnie Mae or for purchase by a GSE directly through its cash window. This results in the assumption of credit risk by the GSEs and Ginnie Mae on loans included in such mortgage securities in exchange for our payment of guarantee fees, our retention of such credit risk through structured transactions that lower our guarantee fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures to the agencies and other third-party purchasers.

Risk related to the COVID-19 pandemic
The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the long-term macroeconomic environment has yet to be fully determined, and while the pandemic has not materially affected our results of operations, financial position or liquidity, if it continues for further months or years, the pandemic and governmental programs created as a response to the pandemic, could affect the core aspects of our business, including the origination of mortgages, our servicing operations, our liquidity and our employees. Such effects, if they continue for a prolonged period, may have a material adverse effect on our business and results of operations. For additional discussion on these risks please refer to “Risk Factors – Risks Related to Our Business – General Business Risks.” The current outbreak of COVID-19 has caused, and will continue to cause, disruption to our business, liquidity, financial condition and results of operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Home Point Capital Inc. & Subsidiaries
Ann Arbor, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home Point Capital Inc. & Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective on January 1, 2020, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Mortgage Servicing Rights
As described in Notes 2, 5 and 16 to the Company's consolidated financial statements, mortgage servicing rights are recognized as assets on the consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company has elected the fair value option for mortgage servicing rights, with a balance of $748,457 million as of December 31, 2020. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. The key assumptions used in measuring the fair value of mortgage servicing rights are prepayment speeds and discount rates.
We identified the determination of the prepayment speeds and discount rate assumptions in the valuation of mortgage servicing rights as the critical audit matter. Auditing these significant assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the mortgage loan level data utilized in the valuation of the mortgage servicing rights.
•Utilizing professionals with specialized skill and knowledge in valuation to assist in testing and evaluating the reasonableness of prepayment speeds and discount rate assumptions used in the valuation of mortgage servicing rights, including utilizing information obtained from market participants and recent market activity on other mortgage servicing right transactions to test management’s assumptions and identify potential sources of contrary information.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

BDO USA, LLP
Philadelphia, Pennsylvania

March 12, 2021

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$165,230	$30,630
Restricted cash	31,663	51,101
Cash and cash equivalents and Restricted cash	196,893	81,731
Mortgage loans held for sale (at fair value)	3,301,694	1,554,230
Mortgage servicing rights (at fair value)	748,457	575,035
Property and equipment, net	21,710	12,051
Accounts receivable, net	152,845	57,872
Derivative assets	334,323	40,544
Goodwill and intangibles	10,789	11,935
GNMA loans eligible for repurchase	2,524,240	499,207
Other assets	87,622	76,162
Total assets	$7,378,573	$2,908,767
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$3,005,415	$1,478,183
Term debt and other borrowings, net	454,022	424,958
Accounts payable and accrued expenses	167,532	39,739
GNMA loans eligible for repurchase	2,524,240	499,207
Other liabilities	299,890	56,368
Total liabilities	6,451,099	2,498,455
Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock (Authorized shares: 250,000,000; none issued and outstanding, par value $0.0000000072 per share)	—	—
Common stock (Authorized shares: 1,000,000,000; 138,860,103 shares issued and outstanding, par value $0.0000000072 per share)	—	—
Additional paid-in capital	519,510	454,861
Retained earnings (accumulated deficit)	407,964	(44,549)
Total shareholders' equity	927,474	410,312
Total liabilities and shareholders' equity	$7,378,573	$2,908,767

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenue:
Gain on loans, net	$1,384,936	$199,501
Loan fee income	96,118	32,112

Interest income	60,181	51,801
Interest expense	(69,579)	(57,942)
Interest expense, net	(9,398)	(6,141)
Loan servicing fees	188,232	144,228
Change in fair value of mortgage servicing rights	(285,252)	(173,134)
Other income	2,706	3,159
Total revenue, net	1,377,342	199,725
Expenses:
Compensation and benefits	403,246	156,197
Loan expense	45,408	15,626
Loan servicing expense	30,786	20,924
Occupancy and equipment	25,985	16,768
General and administrative	52,459	21,407
Depreciation and amortization	5,531	5,918
Other expenses	25,264	4,296
Total expenses	588,679	241,136
Income (loss) before income tax	788,663	(41,411)
Income tax expense (benefit)	198,554	(9,500)
Income from equity method investments	16,894	2,701
Net income (loss)	$607,003	$(29,210)

Earnings (loss) per share:
Basic	$4.45	$(0.21)
Diluted	$4.42	$(0.21)

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance January 1, 2019	138,860,103	$—	$454,110	$(15,339)	$438,771
Stock based compensation	—	—	751	—	751
Net loss	—	—	—	(29,210)	(29,210)
Ending balance, December 31, 2019	138,860,103	$—	$454,861	$(44,549)	$410,312
Contributed capital	—	—	63,773	—	63,773
Dividends to parent	—	—	—	(154,490)	(154,490)
Stock based compensation	—	—	876	—	876
Net income	—	—	—	607,003	607,003
Ending balance, December 31, 2020	138,860,103	$—	$519,510	$407,964	$927,474

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net income (loss)	$607,003	$(29,210)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	4,739	3,807
Amortization of intangible assets	792	2,111
Amortization of debt issuance costs	785	5,839
Gain on loans, net	(1,384,936)	(199,501)
Provision for representation and warranty reserve	14,116	451
Stock based compensation expense	876	751
Deferred income tax	194,704	(9,144)
Gain on equity investment	(16,894)	(2,701)
Origination of mortgage loans held for sale	(63,195,254)	(23,116,236)
Proceeds on sale and payments from mortgage loans held for sale	62,469,992	22,003,004
Change in fair value of mortgage servicing rights	285,252	173,134
Change in fair value of mortgage loans held for sale	(95,940)	(33,643)
Non-cash lease expense	385	—
Change in fair value of derivative assets	(293,779)	(21,554)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(94,973)	(13,238)
Increase in other assets	904	188
Increase in accounts payable and accrued expenses	127,793	18,071
Increase in other liabilities	39,202	11,178
Net cash used in operating activities	(1,335,233)	(1,206,693)

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands)

	Years Ended December 31,
	2020	2019
Investing activities:
Purchases of property and equipment, net of disposals	(14,398)	(5,690)
Business acquisitions, net of cash acquired	—	(4,923)
Equity method investment	—	5
Net cash used in investing activities	(14,398)	(10,608)

Financing activities:
Proceeds from warehouse borrowings	62,932,258	23,012,034
Payments on warehouse borrowings	(61,405,026)	(21,938,088)
Proceeds from term debt borrowings	102,600	369,000
Payments on term debt borrowings	(60,000)	(245,156)
Proceeds from other borrowings	89,500	195,850
Payments on other borrowings	(103,500)	(174,000)
Payments of debt issuance costs	(321)	(2,852)
Capital contributions from parent	63,773	—
Dividends paid to parent	(154,490)	—
Net cash provided by financing activities	1,464,794	1,216,788
Net increase (decrease) in cash, cash equivalents and restricted cash	115,163	(513)
Cash, cash equivalents and restricted cash at beginning of period	81,731	82,244
Cash, cash equivalents and restricted cash at end of period	$196,893	$81,731
Supplemental disclosure:
Cash paid for interest	$63,748	$50,518
Cash paid for taxes	$57,783	$330

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 - Organization and Operations
Nature of Business
Home Point Capital Inc. (“HPC” or the “Company”) is a Delaware corporation incorporated on August 27, 2014 and was, as of December 31, 2020, 100% owned by Home Point Capital LP (“HPLP”). HPC is a residential mortgage originator and servicer. The Company’s business model is focused on growing originations by leveraging a network of partner relationships. The Company manages the customer experience through its in-house servicing operation and proprietary Home Ownership Platform. HPC’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation (“HPF”), a wholly owned subsidiary, is a New Jersey corporation, headquartered in Ann Arbor, Michigan, that originates, sells, and services residential real estate mortgage loans throughout the United States.
On December 12, 2019, HPC acquired Platinum Mortgage, Inc. (“Platinum”), an Alabama S-Corporation and created Home Point Mortgage Acceptance Corporation (“HPMAC”) as a wholly owned subsidiary of HPC. HPMAC services residential real estate mortgage loans.
On July 15, 2020, Home Point Asset Management LLC (“HPAM”) was formed as a Delaware limited liability company as a wholly owned subsidiary of HPC. Subsequently, HPC contributed its investment in HPMAC to HPAM and resulting in HPMAC becoming a wholly owned subsidiary of HPAM. HPAM manages servicing assets for the Company.
The Company is an approved seller and servicer of one-to-four family first mortgages for the Federal National Mortgage Association (“FNMA” or “Fannie Mae”), the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) (collectively, the “Agencies”) and as such, HPC must meet certain eligibility requirements to continue selling and servicing mortgages for these agencies.
Note 2 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries, including HPF and HPAM.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires HPC to make estimates and assumptions about future events that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Examples of reported amounts that rely on significant estimates include mortgage loans held for sale, mortgage servicing rights (“MSRs”), servicing advances reserve, derivative assets, derivative liabilities, assets acquired and liabilities assumed in business combinations, reserves for mortgage repurchases and indemnifications, and deferred tax valuation allowance considerations. Significant estimates are also used in determining the recoverability and fair value of property and equipment, goodwill, and intangible assets.
Stock Split: On January 21, 2021, the Company effected a stock split of its outstanding common stock pursuant to which the 100 outstanding shares were split into 1,380,601.11 shares each, for a total of 138,860,103 shares of outstanding common stock. As a result, all amounts relating to share and per share amounts have been retroactively adjusted to reflect this stock split.
COVID-19 Pandemic Update: While the financial markets have demonstrated volatility due to the economic impacts of COVID-19, impact to the Company has been comprised of the increased demand, resulting in record levels of Origination volume. Another area of impact is the result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, in response to the pandemic. The CARES Act allows borrowers with federally backed loans to request a temporary mortgage forbearance. In addition, in February 2021, the federal government announced an additional extension of three to six months depending on loan type. The CARES Act imposes several new compliance obligations on mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. As of December 31, 2020, approximately 36,000 loans, or 10.0%, of the loans in our MSR Servicing Portfolio had elected the forbearance option. Of the 10.0% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of December 31, 2020, approximately 51.9% remained current on their December 31, 2020 payments. As a result of the CARES Act forbearance

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
requirements, there has been increases in delinquencies in the MSR Servicing Portfolio and the Company is monitoring delinquencies through the expiration of the CARES Act. While the Company has not experienced a material adverse effect on its results of operations, financial position, or liquidity due to COVID-19, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, the Company’s customers or its business. If the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.
Summary of Significant Accounting Policies
Cash and cash equivalents are comprised of cash and other highly liquid investments with a maturity of three months or less. The Company maintains its deposits in financial institutions that are guaranteed by various programs offered by the Federal Deposit Insurance Corporation (“FDIC”), against losses up to $250,000 per institution. Cash equivalents are stated at cost, which approximates market value. The Company had deposits of approximately $194.4 million and $79.5 million with FDIC insured institutions that exceed this limit as of December 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk.
Restricted cash is comprised of borrower escrow funds and cash reserves required by the Company’s warehouse lenders.
Mortgage loans held for sale are accounted for using the fair value option. Therefore, mortgage loans originated and intended for sale in the secondary market are reflected at fair value. Changes in the fair value are recognized in current period earnings in Gain on loans, net, within the consolidated statements of operations. Refer to Note 4 - Mortgage Loans Held for Sale.
Mortgage servicing rights are recognized as assets on the consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies, and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The Company obtains valuations from an independent third party on a quarterly basis, and records an adjustment based on this third-party valuation.
Changes in the fair value are recognized in Change in fair value of mortgage servicing rights on the Company's consolidated statements of operations. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase. Refer to Note 5 - Mortgage Servicing Rights.
Property and equipment, net include furniture, equipment, leasehold improvements, and work-in-process which are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets for financial reporting, which range from three to seven years for furniture, computers and office equipment, and the shorter of the related lease term or useful life for leasehold improvements.
Servicing advances represents advances paid by the Company on behalf of customers to fund delinquent balances for principal, interest, property taxes, insurance premiums, and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed or in the event there is a shortfall in liquidation proceeds and records a reserve against the advances when it is probable that the servicing advance will be uncollectible. The adequacy of the reserve is evaluated so that the reserve represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. The reserve for uncollectible servicing advances is recorded in Accounts receivable, net in the consolidated balance sheets and the change in the reserve is recorded in Loan servicing expense in the consolidated statements of operations. In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred. Refer to Note 10 – Accounts Receivable, net.
Derivative financial instruments, including economic hedging activities, are recorded at fair value as either Derivative assets or in Other liabilities on the consolidated balance sheets on a gross basis. The Company has accounted for its derivative instruments as non-designated hedge instruments and uses the derivative instruments to manage risk. The Company’s derivative instruments include but are not limited to forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments entered into to hedge fluctuations in MSRs’ fair value. The impact of the Company’s Derivative assets is reported in Change in fair value of derivative assets on the consolidated statements of cash flows and the impact of the Company’s derivative liabilities is reported in Increase in other liabilities on the consolidated statements of cash flows. The Company records derivative assets and liabilities and related cash margin on a gross basis, even

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Refer to Note 6 - Derivative Financial Instruments.
Forward mortgage-backed securities (“MBS”) sale commitments that have not settled are considered derivative financial instruments and are recognized at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized, new originations, and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments. Gain or loss on derivatives is recorded in Gain on loans, net in the consolidated statements of operations.
Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward MBS sale commitments or whole loans and options on forward contracts are used to manage the interest rate and price risk. These derivatives are not designated as hedging instruments. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Change in fair value of IRLC derivatives is recorded in Gain on loans, net in the consolidated statements of operations.
Mortgage servicing rights hedges are accounted for at fair value. MSRs are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tend to diminish in periods of declining interest rates, as prepayments increase and increase in periods of rising interest rates, as prepayments decrease. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, and product characteristics.
The Company manages the impact that the volatility associated with changes in fair value of its MSRs has on its earnings with a variety of derivative instruments. The amount and composition of derivatives used to economically hedge the value of MSRs will depend on the Company's exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as a business hedge of the MSRs, providing a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates. The change in fair value of MSR hedges is recorded in Change in fair value of mortgage servicing rights in the consolidated statements of operations.
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired net of liabilities assumed. Goodwill is not amortized but rather subject to an annual impairment test at the reporting unit level. Management performs its annual goodwill impairment test on October 1, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Performing a qualitative impairment assessment requires an examination of relevant events and circumstances that could have a negative impact on the fair value of the Company, such as macroeconomic conditions, industry and market conditions, earnings and cash flows, overall financial performance, and other relevant entity-specific events.
If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment. If the quantitative assessment indicates that the reporting unit’s carrying amount exceeds its fair value, the Company will recognize an impairment charge up to this amount but not to exceed the total carrying value of the reporting unit’s goodwill. The Company uses the income and market-based valuation approaches to determine fair value of its reporting units and compare against the carrying value of the reporting units.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Intangible assets, net consist of customer relationships amortized using the straight-line method of amortization over their useful lives. The Company evaluates the estimated remaining useful lives on intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining periods of amortization. If an intangible asset’s estimated useful life is changed, the remaining net carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. On an annual basis, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist. If impairment indicators exist, assets are grouped and tested at the lowest level for which identifiable cash flows are available, and the required analysis is performed. In conducting the analysis, undiscounted cash flows, expected to be generated, are compared to the net book value of the definite-lived intangibles. If the undiscounted cash flows exceed the net book value, the definite-lived intangible assets are considered not to be impaired. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the definite-lived intangible assets. In assessing the recoverability the Company’s long-lived assets, a significant amount of judgment is involved in estimating the future cash flows, discount rates, and other factors necessary to determine the fair value of the respective assets.
GNMA loans eligible for repurchase are certain loans transferred to GNMA and included in GNMA MBS that become 90 days or more delinquent for which the Company has the right, but not the obligation to repurchase the loan from the MBS. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the consolidated balance sheets and establish a corresponding finance liability regardless of the Company’s intention to repurchase the loan. GNMA loans eligible for repurchase are presented at their outstanding unpaid principal balance.
Equity Method Investments are business entities, which the Company does not have control of, but has the ability to exercise significant influence over operating and financial policies and are accounted for using the equity method. The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. The Company recognizes investments in equity method investments initially at cost and are adjusted for HPC’s share of earnings or losses, contributions or distributions. Equity method investments are reported on the consolidated balance sheets in Other assets. Refer to Note 8 - Other Assets.
Representation and warranty reserves are maintained to account for expected losses related to loans the Company may be required to repurchase or the indemnity payments the Company may have to make to purchasers. The Company originates and sells residential mortgage loans in the secondary market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the ownership of the loan, the validity of the lien securing the loan, the nature and extent of underwriting standards applied, and the types of documentation being provided. These representations and warranties are generally enforceable over the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loans.
The representation and warranty reserve reflects management's best estimate of probable lifetime loss based on borrower performance, repurchase demand behavior, and historical loan defect experience. The reserve considers both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company's previous estimate of expected losses on loans sold. Management monitors the adequacy of the overall reserve and adjusts the level of reserve, as necessary, after consideration of other qualitative factors.
At the time a loan is sold, the representation and warranty reserve is recorded as a decrease in Gain on loans, net, on the consolidated statements of operations and recorded in Other liabilities on the Company's consolidated balance sheets. Changes to the reserve are recorded as an increase or decrease to Gain on loans, net, on the consolidated statements of operations.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Gains and losses stemming from transfers reported as sales, if any, are included in Gain on loans, net within the Company’s consolidated statements of operations. In instances where a transfer of financial assets does not qualify for sale accounting the assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Gain on loans, net includes the realized and unrealized gains and losses on mortgage loans, as well as the changes in fair value of all loan-related derivatives, including but not limited to, forward mortgage-backed securities sales commitments, interest rate lock commitments, freestanding loan-related derivative instruments and the representation and warranty reserve.
Loan fee income consists of fee income earned on all loan originations, including amounts earned related to application and underwriting fees. Fees associated with the origination and acquisition of mortgage loans are recognized when earned, which is on the date the loan is originated or acquired.
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically less than 30 days. Loans are placed on non-accrual status and related accrued interests are reserved when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.
The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating to $2.0 billion and $1.1 billion as of December 31, 2020 and 2019, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the consolidated balance sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations, or as agreed to under certain subservicing agreements. Interest income is recorded as earned and included in the consolidated statements of operations within Interest income.
Loan servicing fees involve the servicing of residential mortgage loans on behalf of an investor. Total Loan servicing fees include servicing and other ancillary servicing revenue earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments (reduction of principal balance). Loan servicing fees are receivable only out of interest collected from mortgagors and are recorded as income when earned, which is generally upon collection. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.
Other income consists of income that is dissimilar in nature to revenues the Company earns from its ongoing central operations. Other income includes proceeds from the sale of a business and contingent consideration received.
Stock based compensation expense is recognized at the fair value of equity awards within Compensation and benefits expense in the Company’s consolidated statements of operations over the requisite service period. Refer to Note 18 - Stock Options.
Debt issuance costs are recorded for the Company’s warehouse and other debt. Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, during the revolving period of the warehouse facilities or during the total term of the term debt agreement, respectively. Amortization of debt issuance costs is recorded in the consolidated statements of operations within Interest expense.
Income taxes are accounted for under the asset and liability method. Deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences, using the tax rates expected to be in effect when the temporary differences reverse. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company recognized tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Earnings per share (“EPS”) is calculated and presented in the consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is based on the weighted average number of common shares outstanding during the period. There are 136.4 million and 121.7 million weighted average shares outstanding for the years ended December 31, 2020 and 2019, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued. For the years ended December 31, 2020, 137.2 million shares were considered to be dilutive. For the year ended December 31, 2019, 495 thousand shares were excluded from the computation of diluted (loss) per share due to their anti-dilutive effect.
Recently Adopted Accounting Standards
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 - Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2020 with a cumulative effect adjustment as of that date. All comparative periods prior to January 1, 2020 retain the financial reporting and disclosure requirements of Accounting Standards Codification (“ASC”) 840 - Leases. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than twelve (12) months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of right-of-use (“ROU”) assets and lease liabilities of $16.5 million and $20.1 million, respectively, as of January 1, 2020. The difference between the ROU assets and lease liabilities reflects the reclassification of historical deferred rent balances of approximately $1.1 million, and tenant improvement receivable of $2.3 million as adjustments to the ROU asset balances. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard also had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.
On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The standard is applicable to financial instruments not accounted for at fair value, such as servicing advances and off-balance sheet credit exposures. During 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-11, Codification Improvements to Topic 326. These updates provided changes to clarify and improve the codification. ASU 2016-13 introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for notes and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaced the previous impairment models in U.S. GAAP, which generally required that a loss be incurred before it is recognized. The new standard applies to receivables arising from revenue transactions such as contract assets and accounts receivables. The adoption of this standard did not result in a material impact to the Company’s financial statements. The servicing advances of the Company has always included an allowance which represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. Additionally, all other financial instruments other than servicing advances are recorded at fair value within the Company’s consolidated balance sheet.
Accounting Standards Issued but Not Yet Adopted
ASU 2021-01, Reference Rate Reform (Topic 848) Scope, clarifies some of the Financial Accounting Standards Board’s (“FASB” or “the Board”) guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (“PAI”) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The Company is in the process of reviewing its derivative and hedging instruments that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its funding facilities and financing facilities that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.
Accounting Standards Update 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, eliminates particular exceptions related to the method for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects on the accounting for income taxes. This amendment is effective for annual periods beginning after December 15, 2021. This will be effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard will have on its consolidated financial statements.

Note 3 – Business Combination
Acquisition of Platinum
On April 15, 2019, HPC entered into an asset purchase agreement to purchase certain assets of Platinum. On August 27, 2019, HPC entered into a stock purchase agreement to purchase the ownership shares of Platinum. These two transactions were separate and distinct and were not dependent on each other.
Both acquisitions have been accounted for as business combinations using the acquisition method of accounting.
April 15, 2019 Acquisition
On April 15, 2019 HPC entered into an agreement, the “Asset Purchase Agreement,” to purchase certain of the assets of Platinum. The Company entered into this transaction in order to expand the Company’s wholesale origination channel. The assets transferred were as follows, and essentially include all assets Platinum required to continue originating mortgage loans:
1.All of Platinum’s rights and ownership in certain tangible and intangible property, including but not limited to, information, books, and records of Platinum such as filers, invoices, credit and sales records, personnel records, and all agreements to which Platinum was a party to and identified as material contracts;
2.Employees, including underwriters, closers, account managers, administrative staff;
3.Building lease and all related facilities contracts;
4.Retained assets, including office furniture and computer equipment.
Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments.
The residual of the identifiable assets acquired and liabilities assumed over the consideration transferred in this transaction resulted in the recognition of goodwill. As part of the Asset Purchase Agreement, the Company paid contingent consideration (“earnout”) to Platinum over the 12-month period subsequent to the date of the transaction. Payments were paid quarterly, in the amount of ten basis points on the aggregate principal amounts of all first-lien residential mortgage loans that were originated by the transferring employees and closed in the name of HPF. At the end of the payment term, actual payments paid to Platinum for the contingent consideration approximated the estimated amount.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents the fair value of the net assets acquired of Platinum, the fair value of the consideration transferred, and goodwill recognized as of the date of acquisition (in thousands):
Calculation of Goodwill

Fair value of assets acquired:
Fixed assets	$93
Consideration transferred:
Cash	124
Contingent consideration	1,648
$1,772
Goodwill	$1,679
There were no other assets identified other than those listed above.
The goodwill acquired as a result of this acquisition is primarily related to the acquisition of relationships in certain geographic regions where the Company did not previously have relationships. The total amount of goodwill related to this acquisition expected to be deductible for tax purposes is $1.5 million for the year ended December 31, 2020.
December 12, 2019 Acquisition
On August 27, 2019, HPC entered into an agreement, the “Stock Purchase Agreement,” between Terry L. Clark and the Terry L. Clark 2016 Irrevocable Trust to purchase 100% of the ownership shares of Platinum in order to initiate the Company’s asset management business. The acquisition was consummated on December 12, 2019. The Stock Purchase Agreement was separate and independent from the previous asset acquisition.
The net assets acquired under the Stock Purchase Agreement were used to establish HPMAC, a wholly owned subsidiary of HPC.
The purchase price is the sum of (1) net book value of the assets of Platinum as of the acquisition date, plus (2) the Estimated MSR Premium, plus (3) $1.0 million, plus (4), the Delay Payment less, (5) the Holdback (each as defined in the Stock Purchase Agreement). One half of the Holdback is to be paid 12 months from the closing date and the other half 24 months from the closing date. The Holdback may be reduced by legacy liabilities that arise after the closing date. As of December 31, 2020, the Holdback balance was $0.5 million.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents the fair value of the net assets acquired of Platinum, the fair value of the consideration transferred, and goodwill recognized as of the date of the acquisition (in thousands):

Fair value of assets acquired:
Cash	$2
Mortgage loans held for sale	214
Mortgage servicing rights	1,528
Servicing advances	181
Accounts receivable	31
Foreclosure assets	334
Real estate owned	247
Prepaid expenses and other assets	20
GNMA loans eligible for repurchase	1,580
Total assets	4,137

Representation and warranty reserve	85
Accrued expenses	424
Deferred tax liability, net	304
GNMA loans eligible for repurchase	1,580
Total liabilities	2,393

Net assets	1,744

Consideration transferred:
Cash	2,152
Holdback	1,000
Goodwill	$1,408
The goodwill acquired as a result of this acquisition primarily related to obtaining investor approvals for certain licenses required for execution of the Company’s asset management strategy. None of the goodwill acquired in this acquisition was deductible for tax purposes.
These acquisitions were not significant individually or in aggregate to the Company; therefore, certain pro forma disclosures that would have been required had this acquisition been significant to the Company have been excluded.
Note 4 - Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale at fair value, by type, as of December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$2,183,480	$91,939	$2,275,419
Government(2)	974,908	51,175	1,026,083
Reverse(3)	275	(83)	192
Total	$3,158,663	$143,031	$3,301,694
(1)Conventional includes mortgage loans meeting the eligibility requirements to be sold to FNMA or FHLMC.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(2)Government includes mortgage loans meeting the eligibility requirements to be sold to GNMA (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
(3)Reverse loan presented in Mortgage loans held for sale on the consolidated balance sheets as a result of a repurchase.
The Company had $26.3 million of unpaid principal balances, which had a fair value of $23.5 million, of mortgage loans held for sale on nonaccrual status at December 31, 2020.
The following presents mortgage loans held for sale at fair value, by type, as of December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$454,225	$8,787	$463,012
Government(2)	1,052,638	38,388	1,091,026
Reverse(3)	275	(83)	192
Total	$1,507,138	$47,092	$1,554,230
(1)Conventional includes mortgage loans meeting the eligibility requirements to be sold to FNMA or FHLMC.
(2)Government includes mortgage loans meeting the eligibility requirements to be sold to GNMA (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
(3)Reverse loan presented in Mortgage loans held for sale on the consolidated balance sheets as a result of a repurchase
The Company had $8.3 million of unpaid principal balances, which had a fair value of $7.9 million, of mortgage loans held for sale on nonaccrual status at December 31, 2019.
The following presents a reconciliation of the changes in mortgage loans held for sale to the amounts presented on the statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Fair value at beginning of period	$1,554,230	$421,754
Mortgage loans originated and purchased(1)	63,195,254	23,116,236
Proceeds on sales and payments received(1)	(62,469,992)	(22,003,004)
Change in fair value	95,940	33,643
Gain on sale(2)	926,262	(14,399)
Fair value at end of period	$3,301,694	$1,554,230
(1)This line as presented on the 2019 consolidated statements of cash flows excludes the portion related to HPMAC, which is included in Business acquisitions within Investing activities. The portion related to HPMAC is recorded on Business acquisitions, net of cash acquired line. This schedule contains HPMAC.
(2)This line as presented on the consolidated statements of cash flows excludes originated mortgage servicing rights and MSR hedging.
Note 5 - Mortgage Servicing Rights
The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold.
The MSRs give the Company the contractual right to receive service fees and other remuneration in exchange for performing loan servicing functions on behalf of investors in mortgage loans and securities. Upon sale of a mortgage loan for which the Company retains the underlying servicing, an MSR asset is capitalized, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents an analysis of the changes in capitalized mortgage servicing rights during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	2020	2019
Balance at beginning of period	$575,035	$532,526
MSRs originated	573,139	273,628
MSRs purchased	—	1,528
MSRs sold	—	—
Changes in valuation model inputs	(195,595)	(133,997)
Cash payoffs and principal amortization	(204,122)	(98,650)
Balance at end of period	$748,457	$575,035
The following presents the Company’s total capitalized mortgage servicing portfolio as of December 31, 2020 and 2019 (based on the UPB of the underlying mortgage loans) (in thousands):

	Year Ended December 31,
	2020	2019
Ginnie Mae	$26,206,612	$24,611,487
Fannie Mae	36,395,373	14,895,853
Freddie Mac	25,621,697	13,021,778
Other	53,567	71,428
Total mortgage servicing portfolio	$88,277,249	$52,600,546

MSR balance	$748,457	$575,035
MSR balance as % of unpaid mortgage principal balance	0.85%	1.09%
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Discount rate	9.47%	9.75%
Weighted average prepayment speeds	14.43%	12.54%
The key assumptions used to estimate the fair value of the MSRs are discount rate and the Conditional Prepayment Rate (“CPR”). Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase. Decrease in prepayment speeds generally have a positive effect on the value of the MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following stresses the discount rate and prepayment speeds at two different data points as of December 31, 2020 and 2019 (in thousands):

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
2020
HPF Portfolio	$(26,327)	$(50,702)	$(44,961)	$(85,383)
HPMAC Portfolio	(27)	(52)	(53)	(101)
2019
HPF Portfolio	$(20,938)	$(40,288)	$(29,530)	$(56,176)
HPMAC Portfolio	(52)	(100)	(81)	(154)
The following presents information related to loans serviced as of December 31, 2020 and 2019 for which the Company has continuing involvement through servicing agreements (in thousands):

	Year Ended December 31,
	2020	2019
Total unpaid principal balance	$91,590,114	$54,329,300
Loans 30-89 days delinquent	1,353,029	1,308,095
Loans delinquent 90 or more days or in foreclosure	3,641,183	735,282
The following presents components of Loan servicing fees as reported in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Contractual servicing fees	$193,035	$141,195
Late fees	5,972	6,291
Other	(10,775)	(3,258)
Loan servicing fees	$188,232	$144,228
The Company held $20.6 million and $44.1 million of escrow funds within Other liabilities in the consolidated balance sheets for its customers for which it services mortgage loans as of December 31, 2020 and 2019, respectively.
Note 6 - Derivative Financial Instruments
The Company’s derivative instruments include, but are not limited to, forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments, such as interest rate swaps, forwards and options, entered into to economically hedge MSRs’ fluctuations in fair value. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents the outstanding notional balances for derivative instruments not designated as hedging instruments as of December 31, 2020 and 2019, respectively, (in thousands):

	Year Ended December 31, 2020
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Balance at December 31, 2020
Mortgage-backed securities forward trades	$12,163,797	$1,320	$61,124	$(55,615)
Interest rate lock commitments	15,975,628	257,785	—	237,181
Hedging mortgage servicing rights	4,698,000	16,928	—	68,883
Margin		58,290	—
Total derivatives before netting		$334,323	$61,124
Cash placed with counterparties, net		$58,290

	Year Ended December 31, 2019
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Balance at December 31, 2019
Mortgage-backed securities forward trades	$3,350,161	$1,443	$5,634	$2,764
Interest rate lock commitments	3,171,868	25,618	—	17,424
Hedging mortgage servicing rights	3,140,000	13,483	—	40,364
Margin		—	(3,372)
Total derivatives before netting		$40,544	$2,262
Cash placed with counterparties, net			$3,372
The following presents a summary of derivative assets and liabilities and related netting amounts (in thousands):

	Year Ended December 31, 2020
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at December 31, 2020
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$1,320	$—	$1,320
Hedging mortgage servicing rights	4,419	—	4,419
Margin (cash placed with counterparties)	58,290	(45,427)	12,863
Liabilities:
Mortgage-backed securities forward trades	(61,124)	45,595	(15,529)
Hedging mortgage servicing rights	—	—	—
Margin (cash placed with counterparties)	—	(168)	(168)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	257,785	—	257,785
Hedging mortgage servicing rights	12,509	—	12,509
Total derivatives
Assets	$334,323	$(45,427)	$288,896
Liabilities	$(61,124)	$45,427	$(15,697)

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31, 2019
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at December 31, 2019
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$1,443	$(1,061)	$382
Hedging mortgage servicing rights	1,005	(2)	1,003
Margin (cash placed with counterparties)	—	706	706
Liabilities:
Mortgage-backed securities forward trades	(5,632)	1,061	(4,571)
Hedging mortgage servicing rights	(2)	2	—
Margin (cash placed with counterparties)	3,372	(706)	2,666

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	25,618	—	25,618
Hedging mortgage servicing rights	12,478	—	12,478
Total derivatives
Assets	$40,544	$(357)	$40,187
Liabilities	$(2,262)	$357	$(1,905)
For information on the determination of fair value, refer to Note 16 - Fair Value Measurements.
Note 7 - Goodwill and Intangible Assets, net
The company recognized $3.1 million in Goodwill with the asset and stock acquisitions of Platinum in 2019. The Company’s goodwill balances as of December 31, 2020 and 2019 are $7.0 million and $3.8 million in the Origination segment and Servicing segment, respectively, for a total goodwill balance of $10.8 million. There were no acquisitions of goodwill during the year ended December 31, 2020. The Company performed its annual qualitative assessment of goodwill impairment as of October 1, 2020 and determined there was no indication of impairment.
The Company’s other intangible assets relate to its acquisition of Stonegate Mortgage Corporation in 2017.
As of December 31, 2020, $1.6 million of goodwill was deductible for income tax purposes.
The Company’s intangible assets are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Customer relationships - gross carrying amount	$5,700	$5,700
Lease intangible (1)	—	1,330
Total finite-lived intangibles	5,700	7,030
Less: accumulated impairment charges	—	(586)
Less: accumulated amortization	(5,700)	(5,298)
Net carrying value	$—	$1,146
(1) As of January 1, 2020, the lease intangible assets were included into the ROU asset as a result of the adoption of ASC 842.

Amortization expense was $0.8 million and $2.0 million and recorded in Depreciation and amortization expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The Company utilized 36 months for its customer relationships intangible amortization period.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 8 - Other Assets
The following presents Other assets as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Prepaid expenses	$22,291	$24,098
Equity method investments	48,291	31,397
Right of use lease asset	17,040	—
Deferred tax asset, net	—	20,667
Total	$87,622	$76,162
Equity method investment
On September 29, 2016 the Company acquired an interest in Longbridge Financial, LLC (“Longbridge”). As of December 31, 2020, HPC and EF Holdco Inc. owned a voting interest equal to approximately 49.7% each of the outstanding voting shares. Based on the post-close ownership structure of the total outstanding voting interests of Longbridge, HPC concluded that it did not own a controlling financial interest and, therefore, would not consolidate Longbridge in its financial statements and accounts for its investment as an equity method investment. The investment was initially recognized at cost and is adjusted for HPC’s share of Longbridge’s earnings or losses, contributions or distributions. HPC had a net investment of $48.3 million and $31.3 million in Longbridge as of December 31, 2020 and 2019, respectively recorded in Other assets on the Company’s consolidated balance sheets. HPC recorded income from equity method investments of $16.9 million and of $2.7 million which was recorded in Income from equity investment in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. In January 2020, a customary cross-default agreement was entered into by and between Home Point Financial Corporation, Home Point Mortgage Acceptance Corporation, Longbridge Financial, LLC and Ginnie Mae. Pursuant to this agreement, an event of default by any of the parties under their respective Guaranty Agreements or Contractual Agreements with Ginnie Mae would constitute an event of default by the other parties under their respective agreements with Ginnie Mae.
Note 9 - Property and Equipment, net
The following presents the principal categories of Property and equipment, net as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Computer and telephone	$17,096	$10,546
Office furniture and equipment	4,719	4,605
Leasehold improvements	6,151	5,286
Work-in-process for internal use software	5,241	1,748
Total	33,207	22,185
Less accumulated depreciation	(11,497)	(10,134)
Property and equipment, net	$21,710	$12,051
Depreciation expense of $4.7 million and $3.8 million was recognized within Depreciation and amortization expense in the consolidated statements of operations for the periods ended December 31, 2020 and 2019, respectively.
In addition, the Company has various cloud computing arrangements for web-based software applications and has capitalized the implementation costs. As of December 31, 2020 and 2019 the costs of these were $2.9 million and $2.5 million, respectively. As of December 31, 2020 and 2019 accumulated amortization was $1.3 million and $0.7 million, respectively.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 10 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Servicing advance receivable	$97,893	$53,531
Servicing advance reserves	(8,380)	(4,308)
Servicing receivable-general	2,660	3,523
Income tax receivable	54,347	1,031
Interest on servicing deposits	165	1,105
Other	6,160	2,990
Accounts receivable, net	$152,845	$57,872
Servicing advances are an important component of the business and are amounts that the Company, as servicer, is required to advance to, or on behalf of, the Company’s servicing clients, if such amounts are not received from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums, and amounts to maintain, repair, and market real estate properties on behalf of the Company’s servicing clients. In general, servicing advances have the highest reimbursement priority such that the Company are entitled to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. However, not all advances are collectable and an allowance for servicing advance reserves is recognized. This allowance represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience.
The following presents changes to the servicing advance reserve for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Servicing advance reserve, at beginning of period	$(4,308)	$(4,609)
Additions	(8,768)	(3,137)
Charge-offs	4,696	3,438
Servicing advance reserve, at end of period	$(8,380)	$(4,308)
Note 11 - Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with ten separate financial institutions with a total maximum borrowing capacity of $4.2 billion and $1.7 billion at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $1.2 billion of unused capacity under its warehouse lines of credit.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2020:

	Maturity Date	Balance at December 31, 2020
$800M Warehouse Facility (1)	May 2021	$466.0	million
$300M Warehouse Facility (2)	June 2021	232.1	million
$300M Warehouse Facility	September 2021	223.9	million
$600M Warehouse Facility	August 2021	421.9	million
$500M Warehouse Facility	September 2021	401.2	million
$500M Warehouse Facility	September 2021	437.8	million
$700M Warehouse Facility (3)	October 2021	459.9	million
$50M Warehouse Facility (4)	Evergreen	40.6	million
$300M Warehouse Facility (5)	Evergreen	171.0	million
Gestation Warehouse Facility	Evergreen	151.0	million
Total warehouse lines of credit		$3,005.4	million
(1)Subsequent to December 31, 2020, borrowing capacity increased to $1,000M.
(2)Subsequent to December 31, 2020, borrowing capacity increased to $500M and the maturity date was extended to January 2022.
(3)Subsequent to December 31, 2020, borrowing capacity increased to $1,200M and the maturity date was extended to February 2022.
(4)Subsequent to December 31, 2020, borrowing capacity increased to $89M.
(5)Subsequent to December 31, 2020, borrowing capacity increased to $550M.

The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2019:

	Maturity Date	Balance at December 31, 2019
$0.8M Warehouse Facility	February 2020	$0.8	million
$600M Warehouse Facility	May 2020	501.8	million
$250M Warehouse Facility	May 2020	238.9	million
$300M Warehouse Facility	July 2020	299.3	million
$300M Warehouse Facility	September 2020	292.5	million
$200M Warehouse Facility	Evergreen	143.0	million
$50M Warehouse Facility	Evergreen	1.9	million
Total warehouse lines of credit		$1,478.2	million

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company’s warehouse facilities’ variable interest rates are calculated using a base rate generally tied to 1-month LIBOR plus applicable interest rate margins ranging with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 2.75% as of December 31, 2020 and 3.59% as of December 31, 2019. The Company’s borrowings are 100% secured by the fair value of the mortgage loans held for sale at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity and ratio of indebtedness to net worth among others. As of December 31, 2020, the Company was in compliance with all warehouse facility covenants.
The Company continually evaluates its warehouse capacity in relation to expected financing needs. In addition to the amendments noted above, in January 2021, the Company entered into an additional $500 million mortgage warehouse line of credit with a maturity date in January 2022.
Note 12 – Term Debt and Other Borrowings, net
The Company maintains term debt and other borrowings as follows:

			Balance at December 31,
	Maturity Date	Collateral	2020		2019
$500M MSR Facility	January 2023	Mortgage servicing rights	$411.6	million	$369.0	million
$85M Servicing Advance Facility	May 2021	Servicing advances	43.2	million	48.2	million
$10M Operating Line of Credit	May 2021	Mortgage loans	1.0	million	10.0	million
Total			455.8	million	427.2	million
Debt issuance costs			(1.8)	million	(2.3)	million
Term debt and other borrowings, net			$454.0	million	$424.9	million

The Company maintains a $500 million MSR financing facility (the “MSR Facility”), which is comprised of $450 million of committed capacity and $50 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA mortgage servicing rights. Interest on the MSR Facility is based on 3-Month LIBOR plus the applicable margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying mortgage servicing rights. The MSR Facility has a three-year revolving period ending on January 31, 2022 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on January 31, 2023. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of December 31, 2020, the Company was in compliance with all its covenants.
The MSR Facility was entered into in January 2019. Related proceeds were used to terminate an existing MSR financing facility, resulting in the recognition of a loss on extinguishment of $7.6 million due to recognition of $5.2 million of unamortized debt issuance costs and a $2.4 million prepayment penalty within Interest expense in the consolidated statements of operations.
The following presents the MSR Facility’s maturity schedule (in thousands):

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Amount
2021	$—
2022	377,300
2023	34,300
2024	—
2025 and thereafter	—
$411,600

Refer to “Note 23 – Subsequent Events” for description of the pay down of the MSR Facility subsequent to year-end.
The Company has an $85.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of LIBOR plus the applicable margin and advance rate ranging from 85-95%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of December 31, 2020, the Company was in compliance with all covenants.
The Company also has a $10.0 million operating line with an interest rate based on the Prime Rate.
As of December 31, 2020, under its servicing advance facility and operating line of credit, the Company had $34.3 million and $9.0 million of total and unused capacity, respectively.
Note 13 - Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $16.0 billion and $3.2 billion as of December 31, 2020 and 2019, respectively.
Leases
The Company leases office space and equipment under non-cancelable operating leases expiring through 2029, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or in the determination of the ROU asset and lease liability balances. The Company’s lease population does not contain any material restrictive covenants. Rent expense amounted to $6.3 million for the year ended December 31, 2020 and $4.3 million for the year ended December 31, 2019. Rent expense is recorded in Occupancy and equipment expense in the consolidated statements of operations. For the year ended December 31, 2020, total lease cost of $6.3 million is comprised of operating lease cost only.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the determination of the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred. As of December 31, 2020, the Company did not have any operating leases for office space or equipment that have not yet commenced.
Supplemental cash flow information related to leases is as follows (in thousands):

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Year Ended December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,698

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,594
Finance leases	—
Supplemental balance sheet information related to leases was as follows (in thousands):

Year Ended December 31, 2020
Operating leases:
Operating lease right-of-use assets:	$17,040

Total operating lease liabilities	$20,915

Weighted average remaining lease term in years:	4.64

Weighted average discount rate:	5.03%
Operating lease ROU assets are recorded within the Other assets in the consolidated balance sheet. The operating lease ROU liabilities are recorded within Other liabilities in the consolidated balance sheet.
As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31, 2020
2021	$6,244
2022	5,539
2023	3,719
2024	3,213
2025	2,039
Thereafter	2,836
Total lease payments	23,590
Less: imputed interest	(2,675)
Total	$20,915

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2019 were as follows (in thousands):

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Year Ending December 31:
2020	$7,512
2021	5,830
2022	4,814
2023	2,676
2024	1,634
Thereafter	854
Total lease payments	$23,320
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There is a putative class action lawsuit alleging a single cause of action under the Real Estate Settlement Procedures Act (“RESPA”) for which the Company had accrued $2.0 million as of December 31, 2020. There were no current or pending claims against the Company which are expected to have a material impact on the Company's consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of the Company’s mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to the Company’s mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the years ended December 31, 2020 or 2019 and is not currently required to pay any such penalties or fines.
Note 14 - Regulatory Net Worth Requirements
The Company is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which govern non-supervised, direct endorsement mortgagees. The Company is also subject to regulatory capital requirements administered by Ginnie Mae, Fannie Mae, and Freddie Mac, which govern issuers of Ginnie Mae, Fannie Mae, and Freddie Mac securities. Additionally, the Company is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; these range from $0 to $1,000, depending on the state.
Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove the Company’s ability to sell and service loans to, or on behalf of, the Agencies and (ii) have a direct material effect on the Company’s consolidated financial statements. In accordance with the regulatory capital guidelines, the Company must meet specific quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on the Company’s results, may significantly affect the Company’s net worth adequacy.
The Company is subject to the following minimum net worth, minimum capital ratio, and minimum liquidity requirements established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers.
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base of $2,500 plus 25 basis points of outstanding UPB for total loans serviced.
•Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets and certain pledged assets.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•Adjusted/Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets and certain pledged assets.
Minimum Capital Ratio
For Fannie Mae, Freddie Mac and Ginnie Mae, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency, measured as 90 plus day delinquencies, servicing in excess of 6% of the total Agency servicing UPB.
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1,000 or 10 basis points of the Company’s outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $231,207 and $137,945 as of December 31, 2020 and 2019.
The Company met all minimum net worth requirements to which it was subject as of December 31, 2020 and 2019.
The following presents the Company’s required and actual net worth amounts:

Home Point Financial Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$865,225	$2,500
Ginnie Mae	$865,225	$99,778
Fannie Mae	$865,225	$231,207
Freddie Mac	$865,225	$231,207
Various States	$865,225	$0 - 1,000

Home Point Mortgage Acceptance Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$8,356	$2,500
Ginnie Mae	$8,356	$2,853
Fannie Mae	$8,356	$2,768
Freddie Mac	$8,356	$2,768
Various States	$8,356	$0 - 1,000

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 15 - Representation and Warranty Reserve
Certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The current unpaid principal balance of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.
The following presents the activity of the outstanding repurchase reserves (in thousands):

	Year Ended December 31,
	2020	2019
Repurchase reserve, at beginning of period	$3,964	$3,429
Additions	23,444	4,276
Charge-offs	(9,328)	(3,741)
Repurchase reserves, at end of period	$18,080	$3,964
Note 16 - Fair Value Measurements
The Company uses fair value measurements to record certain assets and liabilities at fair value on a recurring basis, such as MSRs, derivatives, and mortgage loans held for sale. The Company has elected fair value accounting for loans held for sale and MSRs to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level Input:	Input Definition:

Level 1	Unadjusted, quoted prices in active markets for identical assets or liabilities.

Level 2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and others.

Level 3	Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants would use in pricing the asset or liability and are based on the best information available in the circumstances.
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
While the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such items existed, or had such items been liquidated, and those differences could be material to the financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following describes the methods used in estimating the fair values of certain consolidated financial statements items:
Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of loans repurchased from the Government-Sponsored Enterprises (“GSEs”) that have subsequently been deemed to be non-saleable to GSEs when certain representations and warranties are breached. These loans, however, are saleable to other entities and are classified on the consolidated balance sheets as Mortgage loans held for sale. These repurchased loans are considered Level 3 at collateral value less estimated costs to sell the properties.
Derivative Financial Instruments: The Company estimates the fair value of IRLC based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The average pull-through rate for IRLCs was 73% and 82% for the years ended December 31, 2020 and 2019 respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company treats forward mortgage-backed securities sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are classified as Level 2.
MSR-related derivatives represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs, which include options on swap contracts, interest rate swap contracts, and other instruments. The fair value of MSR-related derivatives is determined using quoted prices for similar instruments. These derivatives are classified as Level 2.
Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a monthly basis to support the reasonableness of the fair value estimate. The key assumptions used in the estimation of the fair value of MSRs include prepayment speeds, discount rates, default rates, cost to service, contractual servicing fees, and escrow earnings, resulting in a Level 3 classification.
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$3,261,121	$—	$3,261,121
Mortgage loans held for sale – EBO	—	—	40,574	40,574
Derivative assets (IRLCs)	—	—	257,785	257,785
Derivative assets (MBS forward trades)	—	2,994	—	2,994
Derivative assets (MSRs)	—	15,254	—	15,254
Mortgage servicing rights	—		748,457	748,457
Total assets	$—	$3,279,369	$1,046,816	$4,326,185
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$61,124	$—	$61,124
Total liabilities	$—	$61,124	$—	$61,124

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$1,551,136	$—	$1,551,136
Mortgage loans held for sale – EBO	—	—	3,094	3,094
Derivative assets (IRLCs)	—	—	25,618	25,618
Derivative assets (MBS forward trades)	—	1,750	—	1,750
Derivative assets (MSRs)	—	13,176	—	13,176
Mortgage servicing rights	—	—	575,035	575,035
Total assets	$—	$1,566,062	$603,747	$2,169,809
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$5,634	$—	$5,634
Total liabilities	$—	$5,634	$—	$5,634
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2020
	MSRs	IRLC	EBO
Balance at beginning of period	$575,035	$25,618	$3,095
Purchases, Sales, Issuances, Contributions and Settlements	573,139	—	38,401
Change in fair value	(399,717)	232,167	—
Transfers In/Out(1)	—	—	(922)
Balance at end of period	$748,457	$257,785	$40,574

	Year Ended December 31, 2019
	MSRs	IRLC	EBO
Balance at beginning of period	$532,526	$7,517	$5,232
Purchases, Sales, Issuances, Contributions and Settlements	273,628	—	(1,358)
Change in fair value	(232,647)	18,101	(63)
Transfers In/Out(1)	1,528	—	(716)
Balance at end of period	$575,035	$25,618	$3,095
(1)Transfers In/Out represents acquired assets and assets transferred out due to reclassification as REO, foreclosure or claims.
The following presents the fair value and UPB of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance (in thousands):

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at December 31, 2020	$3,261,121	$3,117,552	$143,569
Balance at December 31, 2019	$1,551,136	$1,503,749	$47,387
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the consolidated statements of operations.
The Company did not transfer any assets or liabilities between categories during the year ended December 31, 2020 other than $0.4 million of net transfers between Mortgage loans held for sale and Other assets. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

		Year Ended December 31, 2020
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.5%
	Prepayment speeds	13.8% - 16.4%	14.4%
Interest rate lock commitments	Pull-through rate	16% - 100%	73.0%

		Year Ended December 31, 2019
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.8%
	Prepayment speeds	11.1% - 13.3%	12.5%
Interest rate lock commitments	Pull-through rate	19% - 100%	82.0%

Fair Value of Other Financial Instruments: As of December 31, 2020, and December 31, 2019, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For the Company’s long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.
Note 17 - Retirement Benefit Plans
The Company maintains a 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching contributions, subject to certain limitations. Matching contribution made by the Company totaled $2.3 million as of December 31, 2020. The Company did not make any matching contributions in 2019.
Note 18 - Stock Options
Prior to the consummation of the merger in connection with the IPO, the Home Point Capital LP 2015 Option Plan (the “Plan”) governed awards of stock options to key persons conducting business for HPLP and its direct and indirect subsidiaries, including the Company. The Plan allowed awards in the form of options that are exercisable into common units of HPLP. The aggregate number of common units reserved for options under the Plan was 4,950,000 and 3,750,000 as of December 31, 2020 and 2019, respectively. Common units that were subject to an option under the Plan and remain unissued upon the cancellation, expiration, forfeiture, repurchase, redemption or termination of such option were available for award under the Plan. Unless otherwise specified in an applicable option agreement, 50% of options awarded were subject to time-vesting (“Time-vesting Options”) and 50% were subject to certain performance criteria (“Performance-vesting Options”). For options granted prior to March 31, 2016, Time-vesting Options vest 40% on the second anniversary of the grant date and 20% on each of the third through fifth anniversaries of the grant date. Time-vesting Options granted after March 31, 2016 either (1) vest 20% on each of the first through fifth anniversaries of the individual option agreement grant date, or (2) vest 40% on the second anniversary of the grant date and 20% on each of the third through fifth anniversaries of the grant date. Performance-vesting Options would vest upon the consummation of a “sponsor exit transaction” (as defined in the Plan) or an initial public offering of equity securities of HPLP or any of its subsidiaries pursuant to an effective registration statement under the Securities Act of 1933, as amended, and only if specified transfer and financial targets were satisfied.
Options under the plan were granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date and are subject to forfeiture by the recipient. Unvested options are generally forfeited upon the recipient’s termination of employment and vested options remain exercisable for 90 days following termination of employment. Nonqualified stock options granted during the year ended December 31, 2020 vest over five years and have a term of ten years from the grant date. Stock options granted do not contain any voting or dividend rights prior to exercise. The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. During the reporting periods, the Company concluded that it is not reasonably probable that the performance criteria for the performance options will occur. The compensation expense for these options will be recognized when it becomes

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
reasonably possible. The Company recognized $0.9 million and $0.8 million of compensation expense related to stock options within Compensation and benefits expense on the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, there was $1.8 million of unrecognized compensation expense related to outstanding and unvested stock options that are expected to vest and be recognized over a weighted-average period of 2.7 years. There was $2.1 million of unrecognized compensation expense for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the number of options vested and exercisable were 926,875 and 736,388, respectively and the weighted-average exercise price of the options currently exercisable was $10.06 and $10.04, respectively. The remaining contractual term of the options currently exercisable was 7.3 years as of December 31, 2020.
The following presents the activity of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	3,239,200	$10.10	7.36	$2.52
Granted	427,500	$10.20	9.67	$1.88
Exercised	—	$—	—	$—
Forfeited	(374,825)	$10.05	6.15	$2.56
Outstanding at December 31, 2019	3,291,875	$10.12	7.15	$2.41
Granted	1,746,500	$14.63	9.36	$4.28
Exercised	—	$—	—	$—
Forfeited	(341,500)	$10.23	7.33	$2.78
Outstanding at December 31, 2020	4,696,875	$11.79	7.30	$3.33
The following presents a summary of the Company’s non-vested activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	2,712,200	$2.60
Granted	427,500	$1.88
Vested	(209,388)	$2.24
Exercised	—	$—
Forfeited	(374,825)	$2.56
Non-vested at December 31, 2019	2,555,487	$2.46
Granted	1,746,500	$4.28
Vested	(190,487)	$2.44
Exercised	—	$—
Forfeited	(341,500)	$2.78
Non-vested at December 31, 2020	3,770,000	$3.55
The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Expected life (in years)	8.3	8.3
Risk-free interest rate	0.56%-1.55%	1.70%-2.59%
Expected volatility	24.9%	23.3%
Dividend yield	—	—

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 15% as of December 31, 2020 and 2019, respectively.

Note 19 - Income Taxes
The following presents the components of Income tax expense (benefit) for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Federal	State	Total
Current	$(444)	$4,294	$3,850
Deferred	162,785	31,919	194,704
Total income tax expense	$162,341	$36,213	$198,554

	Year Ended December 31, 2019
	Federal	State	Total
Current	$(378)	$22	$(356)
Deferred	(6,658)	(2,486)	(9,144)
Total income tax benefit	$(7,036)	$(2,464)	$(9,500)

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following presents a reconciliation of the Income tax expense (benefit) recorded on the Company’s consolidated statements of operations to the expected statutory federal corporate income tax rates for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Income (loss) before income taxes	$788,663	$(41,411)
Statutory federal income tax expense (benefit) (21%)	165,619	(8,697)
State income tax expense (benefit), net of federal tax	32,004	(2,073)
Change in valuation allowance	(1,324)	(64)
Impact of tax rate change	(2,488)	54
Impact of equity investments	4,209	705
Other	534	575
Total income tax expense (benefit)	$198,554	$(9,500)
Effective tax rate	25.2%	22.9%

The following presents the components of the Company’s net deferred tax assets (liabilities) at December 31 (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax asset
Federal NOL carryforward	$33,929	$62,988
State NOL carryforward	11,204	14,062
Rep. & Warranty	4,505	715
ROU lease deferred asset	5,243	—
Other	3,631	5,158
Total deferred tax asset	58,512	82,923
Deferred tax liability
MSR	(148,608)	(49,205)
Derivatives	(64,226)	(6,687)
Investment in Longbridge	(9,700)	(4,457)
ROU lease deferred liability	(5,294)	—
Other	(4,103)	—
Total deferred tax liability	(231,931)	(60,349)
Valuation Allowance	(583)	(1,907)
Net tax asset/liability (1)	$(174,002)	$20,667
(1) Net tax liability of $174,002 is recorded in the Other liabilities in the consolidated balance sheets.
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on all available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s analysis focuses on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company considers both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The Company concluded that, with the exception of a valuation allowance of $0.6 million and $1.9 million related to state NOLs as of December 31, 2020 and 2019, no other valuation allowance was required. As of December 31, 2020, the Company’s deferred tax asset includes gross federal and state net operating loss (NOL) carryforwards of $161.6 million and $153.2 million, respectively. Certain of these loss carryforwards expire in 2035 through 2039. The NOLs generated after 2017 carryforward indefinitely and are subject to a limit of 80% of taxable income in taxable years beginning after December 31, 2020. Certain of the Company’s NOLs are subject to limitation under IRC §382, limiting the Company’s ability to utilize the full NOL in any given period.
Unrecognized tax benefits are recognized related to tax positions included in (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the Consolidated Financial Statements. The Company recognizes tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize. The Company did not have any uncertain tax positions as of December 31, 2020 or 2019, respectively.
The Company recognizes interest and penalties in operating expenses. The Company did not incur any material tax related interest or penalties in 2020 or 2019. There was no estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits as of December 31, 2020 and 2019. The Company is subject to examination by the Internal Revenue Service as well as various state and local tax authorities for the tax years ending December 31, 2020, 2019, 2018 and 2017.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions related to net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the interest deduction limitations. The CARES Act materially affected the amount of federal NOLs the Company was able to utilize for the year ended December 31, 2020. Prior to the enactment of the CARES Act, the Company would have owed approximately $13 million in federal tax for the year ended December 31, 2020 as compared to zero since the Company was able to fully offset its taxable income with NOLs.
Note 20 – Segments
Management has organized the Company into two reportable segments based primarily on its services as follows: (1) Origination and (2) Servicing. The key factors used to identify these reportable segments is how the chief operating decision maker (“CODM”) monitors performance, allocates capital, and makes strategic and operational decisions that aligns with the Company and Company's internal operations. The Origination segment consists of a combination of retail and third-party loan production options. The Servicing segment performs loan servicing for both newly originated loans the Company is holding for sale and loans the Company services for others.
Origination
In the Origination segment, the Company originates and sells residential real estate mortgage loans in the United States through the consumer direct third party originations, and correspondent channels that offer a variety of loan programs that support the financial needs of the borrowers. In each of the channels, the Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held pending sale or securitization are also included in the revenues for this segment.
Servicing
In the Servicing segment, the Company generates revenue through contractual fees earned by performing daily administrative and management activities for mortgage loans. These activities include collecting loan payments, remitting payments to investors, sending monthly statements, managing escrow accounts, servicing delinquent loan work-outs, and managing and disposing of foreclosed properties. Servicing of the Company’s customers is primarily conducted in-house.
Other Information About the Company’s Segments
The Company's CODM evaluates performance, makes operating decisions, and allocates resources based on the Company's contribution margin. Contribution margin is the Company’s measure of profitability for its two reportable segments. Contribution margin is defined as revenue from Gain on loans, net, Loan fee income, Loan servicing fees, Change in fair value

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
of MSRs, Interest income, and Other income (which includes Income from equity method investment) adjusted for the change in fair value attributable to valuation assumptions of MSRs and less directly attributable expenses. The accounting policies applied by the Company’s segments are the same as those described in Note 2, Basis of Presentation and Significant Accounting Policies and the decrease in MSRs due to valuation assumptions is consistent with the changes described in Note 5 - Mortgage Servicing Rights. Directly attributable expenses include salaries, commissions and associate benefits, general and administrative expenses, and other expenses, such as servicing costs and origination costs. Direct operating expenses incurred in connection with the activities of the segments are included in the respective segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. In addition, the Company does not enter into transactions between its reportable segments.
The Company also reports an “All Other” category that includes unallocated corporate expenses, such as IT, finance, and human resources. These operations are neither significant individually or in aggregate and therefore do not constitute a reportable segment.
The following tables present the key operating data for the Company’s business segments (in thousands):

	Year Ended December 31, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$1,384,977	$(40)	$1,384,937	$—	$1,384,937		$1,384,937
Loan fee income	96,118	—	96,118	—	96,118		96,118
Loan servicing fees	(3,499)	191,731	188,232	—	188,232		188,232
Change in FV of MSRs	—	(285,252)	(285,252)	—	(285,252)		(285,252)
Interest income	1,576	7,426	9,002	(18,400)	(9,398)		(9,398)
Other income	—	318	318	19,282	19,600	(16,894)	2,706
Total U.S. GAAP Revenue	$1,479,172	$(85,817)	$1,393,355	$882	$1,394,237	$(16,894)	$1,377,343
Contribution margin	$1,094,222	$(65,667)	$1,028,555	$(141,869)	$886,686
(1)The Company includes the income from its equity method investments in the All Other category. In order to reconcile to Total net revenue on the consolidated statements of operations, it must be removed as is presented above.

	Year Ended December 31, 2019
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$200,646	$(1,145)	$199,501	$—	$199,501		$199,501
Loan fee income	32,072	—	32,072	40	32,112		32,112
Loan servicing fees	(846)	145,074	144,228	—	144,228		144,228
Change in FV of MSRs	—	(173,134)	(173,134)	—	(173,134)		(173,134)
Interest income	2,697	18,883	21,580	(27,721)	(6,141)		(6,141)
Other income	—	13	13	5,847	5,860	(2,701)	3,159
Total U.S. GAAP Revenue	$234,569	$(10,309)	$224,260	$(21,834)	$202,426	$(2,701)	$199,725
Contribution margin	$89,456	$24,593	$114,049	$(78,278)	$35,771
(1)The Company includes the income from its equity method investments in the All Other segment. In order to reconcile to Total net revenue on the consolidated statements of operations, it must be removed as is presented above.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The following table presents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income (loss) before income tax (in thousands):

	Years Ended December 31,
	2020	2019
Income (loss) before income tax	$788,663	$(41,411)
Decrease in MSRs due to valuation assumptions	81,129	74,481
Income from equity method investment	16,894	2,701
Contribution margin, excluding change in MSRs due to valuation assumption	$886,686	$35,771
Note 21 – Concentrations of Risk
Concentration of Credit Risk: Financial instruments, which potentially subject the Company to credit risk, consist of cash and cash equivalents, derivatives, and mortgage loans held for sale.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral, and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors and derivative related receivables is minimized since its policy is to sell mortgages only to highly reputable and financially sound financial institutions.
Concentrations
The Company originated or purchased loans in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total originations) in the following states:

Percentage of Origination
2020
State:
California	28.4%
Florida	6.6%
New Jersey	5.5%
2019
State:
California	22.9%
Florida	7.0%
New Jersey	5.2%

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
The total unpaid principal balance of the servicing portfolio, including mortgage loans held for sale, was approximately $91.6 billion and $54.3 billion as of December 31, 2020 and 2019, respectively. The unpaid principal balance of loans originated by the Company and sold with servicing retained was $61.4 billion and $21.4 billion as of December 31, 2020 and 2019, respectively. The Company serviced loans in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total servicing) in the following states:

Percentage of Servicing Unpaid Principal Balance
2020
State:
California	22.97%
Florida	6.58%
Texas	6.08%
New Jersey	5.13%
2019
State:
California	19.35%
Florida	7.24%
New Jersey	7.08%
Illinois	5.27%
Significant Customers
Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. For the years ended December 31, 2020 and 2019, 99% and 96%, respectively, of mortgage loans sales were to the Agencies and the remaining 1% and 4%, respectively, were sold to private investors.
The following presents newly originated loans that the Company sold to investors or transferred into GNMA securitization pools (in thousands):

	Years Ended December 31,
	2020		2019
GNMA	$11,262,967	18.7%	$10,066,347	47.5%
FNMA	30,088,408	49.8%	6,609,090	31.2%
FHLMC	18,673,833	30.9%	3,691,617	17.4%
Other	342,169	0.6%	816,779	3.9%
	$60,367,377	100%	$21,183,833	100%
Note 22 – Related Parties
The Company entered into transactions and agreements to purchase various services, and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services range from valuation services of mortgage servicing rights, insurance brokerage services, and loan review services for certain loan originations. The Company incurred expenses of $2.9 million and $2.2 million, in the years ended December 31, 2020 and 2019, respectively, for products, services, and other transactions, which are included in Occupancy and equipment, General and administrative and Other expenses in the consolidated statements of operations.
The Company is also party to a master repurchase agreement (“gestation warehouse facility”) with Amherst Pierpont Securities LLC, an affiliate of our sponsor, Stone Point Capital LLC. The gestation warehouse facility is collateralized by Ginnie Mae mortgage backed securities and the terms of the agreement are at market rates. As of December 31, 2020, the gestation warehouse facility balance was $151.0 million.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
Note 23 – Subsequent Events
The Company has evaluated all events and transactions through the date the Company issued these consolidated financial statements.
Senior Notes
On January 19, 2021, the Company issued $550 million aggregate principal amount of its 5.00% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than Home Point Asset Management LLC and Home Point Mortgage Acceptance Corporation. The Senior Notes bear interest at a rate of 5.00% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026. $269.7 million of the gross proceeds from the issuance of the Senior Notes was used to repay outstanding amounts under the Company’s $500 million MSR Facility, $269.3 million of the gross proceeds from the issuance was used to fund a distribution to the shareholders of the Company’s parent entity at the time, HPLP, and the remaining gross proceeds were used to pay costs related to the transaction.
The Indenture governing the Senior Notes contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of their assets.
Dividend Payment
On January 12, 2021, the Company’s board of directors declared a dividend from the Company’s earnings which was paid on January 14, 2021, in the amount of $25.7 million to its direct parent at the time, HPLP. On January 13, 2021, the Company’s board of directors declared a dividend which was paid on January 19, 2021, in the amount of $269.3 million to its direct parent at the time, HPLP. The dividend payment was fully funded from the proceeds of the Senior Notes issued. The following unaudited pro forma balance sheet line items as of December 31, 2020 reflect the dividend as if such dividend was declared on December 31, 2020 (in thousands):

	As Reported December 31, 2020	Dividends Adjustment(1)	Pro Forma
Accounts payable and accrued expenses	$167,532	$295,090	$462,622
Total liabilities	6,451,099	295,090	6,746,189
Total shareholder’s equity	927,474	(295,090)	632,384
(1)For purposes of the unaudited pro forma combined balance sheets line items, the payment of the dividends is reflected as a reduction to shareholders’ equity of $295.1 million, comprised of the $25.7 million and the $269.3 million and the recognition of a payable of $295.1 million.
Stock Split
The Company’s board of directors approved a 1,388,601.11 -for-one stock split of its issued and outstanding common stock and stock options effective as of January 21, 2021. Accordingly, all common stock shares, per share amounts, and additional paid in capital amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.
Initial Public Offering
On February 2, 2021, the Company completed its initial public offering (“IPO”) in which the Company’s stockholders sold 12,500,000 shares of its common stock at a public offering price of $13 per share. In conjunction with the IPO, the Company’s board of directors also approved a reorganization of the Company through merging HPLP with and into the Company, with the Company as the surviving entity. As a secondary offering, there were no proceeds from the sale of the shares being sold by the selling stockholders and all related expenses for the IPO were recorded in General and administrative expenses. Following the completion of the IPO, investment entities directly or indirectly managed by Stone Point Capital, which are referred to as the Trident Stockholders, beneficially owned approximately 92% of the voting power of the Company’s common stock.
Adoption of 2021 Stock Incentive Plan
On January 21, 2021, the Company’s board of directors approved the adoption of 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock that may be granted as stock options and restricted stock awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
units of HPLP granted under the Company’s 2015 Option Plan. The aggregate number of shares of Common Stock available will be reduced by the number of shares of Common Stock underlying the award. The expiration date of the 2021 Plan shall be the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains vesting conditions based on both time-vesting service criteria, as well as performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2020.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Report on Internal Control over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a “smaller reporting company,” management’s report is not subject to attestation by our registered public accounting firm.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and directors, and their ages and positions as of March 8, 2021, are as set forth below:

Name	Age	Position
William A. Newman	56	Director, President and Chief Executive Officer
Andrew J. Bon Salle	55	Chairperson of the Board of Directors
Mark E. Elbaum	58	Chief Financial Officer
Maria N. Fregosi	55	Chief Investment Officer
Phillip R. Shoemaker Jr.	42	President of Originations
Phillip M. Miller	52	Chief Operating Officer
Brian R. Ludtke	53	Chief Administrative Officer and Corporate Secretary
Perry Hilzendeger	53	President of Servicing
Laurie S. Goodman	65	Director
Agha S. Khan	41	Director
Stephen A. Levey	46	Director
Timothy R. Morse	52	Director
Eric L. Rosenzweig	38	Director

Executive Officers
The following are brief biographies describing the backgrounds of our executive officers:
William A. Newman has served as a member of our board of directors and our President and Chief Executive Officer since 2015. In addition, Mr. Newman has served as a member of the board of directors of Home Point Financial Corporation and Home Point Mortgage Acceptance Corporation since 2015. Prior to joining Home Point, Mr. Newman held a variety of leadership roles within the mortgage industry, including at Cole Taylor Mortgage, ABN AMRO Mortgage Group and InterFirst Wholesale Mortgage Lending. Mr. Newman holds a Bachelor of Business Administration in Finance from the University of Michigan and a Master of Business Administration in Finance and Business Economics from Wayne State University. We believe Mr. Newman’s qualifications to serve on our board of directors include his executive leadership and management experience and extensive business and financial experience related to the mortgage industry.
Mark E. Elbaum has served as our Chief Financial Officer since December 2020. Prior to joining Home Point, Mr. Elbaum served as Chief Financial Officer of Marlette Funding, LLC from 2018 to 2020 and Chief Financial Officer of Merrill Lynch, Bank of America’s Wealth Management business from 2011 to 2017. Prior roles included 20 years in the mortgage industry as Chief Financial Officer of Bank of America’s mortgage lending division and Chief Financial Officer of the Residential Lending Division at Countrywide Financial Corporation. In addition, Mr. Elbaum served as Senior Vice President of Finance at Aames Financial Corporation and as an Audit Manager at Price Waterhouse. Mr. Elbaum holds a Master of Accounting from the University of Southern California and is a Certified Public Accountant.
Maria N. Fregosi has served as the Chief Investment Officer since December 2020. As a founding member of Home Point, she previously served as our Chief Financial Officer from 2018 to 2020 as well as the Chief Strategy Officer and the Chief Capital Markets Officer from 2015 to 2018. Ms. Fregosi has served as a member of the Board of Home Point Mortgage Acceptance Corp. since 2020. In addition, Ms. Fregosi co-chairs our Finance Committee and is a member of our Risk Committee. Prior to joining Home Point, Ms. Fregosi served as Chief Capital Markets Officer for Hamilton Group Funding, a retail mortgage loan originator. In addition, Ms. Fregosi served as the Chief Operating Officer and Chief Compliance Officer of Catalyst Financial, a full-service value-based investment banking firm, and simultaneously the Chief Operating Officer for BKF Capital Group, a publicly traded investment company involved in activist investing. Ms. Fregosi also served as Chief Operating Officer and Chief Financial Officer of Client First Settlement Funding, a boutique specialty finance company, and as an Executive Vice President at ABN AMRO Bank. Ms. Fregosi holds a Master of Business Administration in Finance from the University of Rochester’s Simon School and is a Summa Cum Laude graduate with a Bachelor of Arts in Economics from SUNY Buffalo State College.

Phillip R. Shoemaker Jr. has served as President of Originations since 2018. Prior to joining Home Point, Mr. Shoemaker was one of the founding members of the originations business at Caliber Home Loans where he served in multiple roles on the executive management team from 2009 to 2018, including Executive Vice President, Chief Operating Officer of Production, Chief Administrative Officer and Senior Vice President of Operations. From 1997 to 2009, Mr. Shoemaker served in various leadership positions at Stonewater Mortgage Corporate and First Magnus Financial. With 23 years of experience in the mortgage industry, we believe Mr. Shoemaker has a proven track record of building strong lending originations platforms. He is a leading industry voice in advocating for the expansion of the independent mortgage originator within the wholesale and correspondent lending channels. Mr. Shoemaker obtained his Bachelor of Science in Electrical Engineering from the University of Arizona.
Phillip M. Miller has served as our Chief Operating Officer since 2019. Prior to joining Home Point, Mr. Miller spent 10 years at MB Financial Bank N.A. (formerly Cole Taylor Bank) where he most recently served as Executive Vice President, President of the Mortgage Division. Prior to joining MB Financial Bank N.A. (formerly Cole Taylor Bank), Mr. Miller served as Vice President/Secondary Marketing and Pricing at Fifth Third Bank. Prior to joining Fifth Third Bank, he served in various leadership roles with ABN-AMRO Mortgage and InterFirst/Standard Federal Bank. Mr. Miller obtained his Bachelor of Arts in Economics from the University of Wisconsin.
Brian R. Ludtke has served as our Chief Administrative Officer since 2019. Prior to joining Home Point, Mr. Ludtke served as Executive Vice President, Chief Financial Officer and Chief Lending Officer at DFCU Financial, one of Michigan’s largest credit unions. In addition, Mr. Ludtke served as President of Wetzel Trott, a full service residential mortgage quality control and compliance services firm, and managed finance and mortgage loan servicing functions at Republic Bank and Homestead USA. Mr. Ludtke has a degree in Accounting and Finance from Central Michigan University and is a Certified Public Accountant (CPA).
Perry Hilzendeger has served as our President of Servicing since August 2020. Prior to joining Home Point, Mr. Hilzendeger spent 30 years at Wells Fargo Home Lending in a variety of leadership positions, including Head of Retail Operations, Head of Servicing Operations, Senior Vice President of Default Services, and Senior Vice President of Real Estate Servicing. Mr. Hilzendeger obtained his Bachelor of Science in Business from the University of Minnesota and graduated from the AFSA Management Development Program at the University of North Carolina.
Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of seven directors. The following are brief biographies describing the backgrounds of our directors, other than Mr. Newman, our President and Chief Executive Officer, whose biography is included above under “—Executive Officers”:
Andrew J. Bon Salle has served as Chairperson of our board of directors since January 2021. From 2014 through 2020, Mr. Bon Salle served as Executive Vice President—Single Family Mortgage Business for Fannie Mae. He joined Fannie Mae in 1992 and, prior to leading the Agency’s single-family mortgage business, served as Senior Vice President—Single-Family Underwriting, Pricing, and Capital Markets and in other executive roles. Mr. Bon Salle holds a Bachelor of Science in Business Administration from American University and an MBA from the Kogod School of Business at American University. We believe Mr. Bon Salle’s qualifications to serve on our board of directors include his executive leadership and management experience related to the mortgage industry.
Laurie S. Goodman has served as a member of our board of directors since February 2021. Ms. Goodman is the Founder and Co-Director of the Housing Finance Policy Center at the Urban Institute. Before joining the Urban Institute in 2013, Ms. Goodman spent 30 years as an analyst and research department manager at several Wall Street firms. From 2008 to 2013, she was Senior Managing Director at Amherst Securities Group, LP, a boutique broker-dealer specializing in securitized products. From 1993 to 2008, Ms. Goodman was head of global fixed income research and manager of US securitized products research at UBS and its predecessor firms. Before that, she held research and portfolio management positions at several Wall Street firms and she began her career as a senior economist at the Federal Reserve Bank of New York. Ms. Goodman currently serves on the board of directors of MFA Financial, Arch Capital Group Ltd., and DBRS Inc, and is a consultant to The Amherst Group. Ms. Goodman has a B.A. in Mathematics from the University of Pennsylvania and an M.A. and Ph.D. in Economics from Stanford University. We believe Ms. Goodman’s qualifications to serve on our board of directors include her executive leadership and management experience related to the financial services and housing industries.
Agha S. Khan has served as a member of our board of directors since 2015. Mr. Khan is a Senior Principal of Stone Point Capital. He joined Stone Point Capital in 2002. Previously, Mr. Khan was an Analyst in the Financial Institutions Group at Citigroup (formerly Salomon Smith Barney). Mr. Khan is a director of Broadstone Net Lease, Inc. (NYSE: BNL), as well as several private companies. He holds a B.A. from Cornell University. We believe Mr. Khan’s qualifications to serve on our board of directors include his significant business, financial and investment experience related to the mortgage industry and prior involvement with Stone Point Capital’s investment in the Company.

Stephen A. Levey has served as a member of our board of directors since 2015. Mr. Levey is a Principal and Counsel of Stone Point Capital. He joined Stone Point Capital in 2008. Previously, Mr. Levey was an attorney at Debevoise & Plimpton LLP. Mr. Levey previously served as a member of the board of directors of Atlantic Capital Bancshares, Inc. (Nasdaq: ACBI), and he currently serves as a director of several private companies. He earned his A.B. from Princeton University and his Juris Doctor degree from the New York University School of Law. We believe Mr. Levey’s qualifications to serve on our board of directors include his significant business, financial and investment experience related to the mortgage industry and prior involvement with Stone Point Capital’s investment in the Company.
Timothy R. Morse has served as a member of our board of directors since February 2021. Since 2018, Mr. Morse has served as a board member or advisor to early-to-mid stage start-up companies, and he is the Audit Committee Chairman for a privately held engineered surfaces company. From 2015 to 2018, Mr. Morse served as Chief Executive Officer of Ten-X, an online real estate marketplace company, and he also served as Chief Financial Officer of Ten-X from 2014 to 2015. Prior to Ten-X, Mr. Morse served in a variety of leadership roles for Yahoo! Inc., including Chief Financial Officer and Interim Chief Executive Officer. Prior to joining Yahoo!, Mr. Morse held CFO roles at General Electric Company and Altera Corporation. Mr. Morse graduated from Boston College in 1991 with a BS in Finance and Operations & Strategic Management. We believe Mr. Morse’s qualifications to serve on our board of directors include his executive leadership and management experience related to the financial and business services industries.
Eric L. Rosenzweig has served as a member of our board of directors since 2015. Mr. Rosenzweig is a Principal of Stone Point Capital. He joined Stone Point Capital in 2006. Previously, Mr. Rosenzweig was an Analyst in the Financial Institutions Group at UBS. Mr. Rosenzweig serves as a director of several private companies. He holds a Bachelor of Science from the Wharton School of the University of Pennsylvania. We believe Mr. Rosenzweig’s qualifications to serve on our board of directors include his significant business, financial and investment experience related to the mortgage industry and prior involvement with Stone Point Capital’s investment in the Company.
Composition of Our Board of Directors
Our amended and restated certificate of incorporation provides for a classified board of directors, with two directors in Class I (currently Andrew J. Bon Salle and Agha S. Khan), three directors in Class II (currently Laurie S. Goodman, William A. Newman and Eric L. Rosenzweig) and two directors in Class III (currently Stephen A. Levey and Timothy R. Morse).
In addition, pursuant to the stockholders’ agreement, the Trident Stockholders have the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements in us. See “Item 13. Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”
Family Relationships
There are no family relationships among any of our directors and executive officers.
Code of Conduct
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. Our code of conduct is available on our principal corporate website at www.investors.homepoint.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of conduct on our website.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee. Our audit committee consists of Laurie S. Goodman, Timothy R. Morse and Eric L. Rosenzweig, with Timothy R. Morse serving as chairperson. Our board of directors has affirmatively determined that Laurie S. Goodman and Timothy R. Morse each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Timothy R. Morse qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. We expect to satisfy the member independence requirements for the audit committee prior to the end of the transition period provided under current Nasdaq and SEC rules and regulations for newly public companies. The audit committee charter, which has been adopted by our board of directors, is available on our principal corporate website at www.investors.homepoint.com.

Item 11. Executive Compensation
Summary Compensation Table
The following table provides summary information concerning compensation earned by our principal executive officer and our two other most highly compensated executive officers as of December 31, 2020 for services rendered for the year ended December 31, 2020. These individuals are referred to as our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William Newman President and Chief Executive Officer	2020	400,000	3,125,000	—	—	—	3,525,000
Maria Fregosi Chief Investment Officer (4)	2020	350,000	1,623,500	—	—	—	1,973,500
Phil Shoemaker President of Originations	2020	375,000	1,620,000	—	—	—	1,995,000
(1)The amounts reported represent the named executive officer’s base salary earned during the fiscal year covered.
(2)The amounts reported represent discretionary bonuses paid to our named executive officers in 2021 based on fiscal 2020 performance and 2020 Special Bonuses. See “—Annual Bonus” and “—Special Bonus Agreement” below.
(3)The amounts reported represent the aggregate grant-date fair value of performance-vesting options awarded to the named executive officer in 2020, calculated in accordance with FASB ASC Topic 718 (“Topic 718”), utilizing the assumptions discussed in Note 18 – Stock Options, to our consolidated financial statements included elsewhere in this Report. The performance-vesting options are subject to market conditions and an implied performance condition as defined under applicable accounting standards. The grant date fair value of the performance-vesting options was computed based upon the probable outcome of the performance conditions as of the grant date in accordance with Topic 718. Achievement of the performance conditions for the performance-vesting options was not deemed probable on the grant date and, accordingly, no value is included in the table for these awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions, the aggregate grant date fair values of the performance-vesting options granted in fiscal 2020 to each of our named executive officers would have been: Mr. Newman ($342,322); Ms. Fregosi ($224,757); and Mr. Shoemaker ($273,857).
(4)Until December 2020, Ms. Fregosi served as our Chief Financial Officer.
Narrative Disclosure to Summary Compensation Table
Employment Agreements
William Newman Employment Agreement
We entered into an employment agreement with Mr. Newman, effective March 31, 2015, to serve as our chief executive officer and president. The initial term of the employment agreement is for a three-year period that began on the effective date of the employment agreement and is extended for subsequent terms of one-year unless either we or Mr. Newman give notice not to extend the term at least 60 days before the expiration of the initial term or a subsequent term.
Under the employment agreement, Mr. Newman is entitled to an annual base salary of $400,000, subject to annual review by our board of directors. He is also eligible to earn an annual cash bonus with a target bonus opportunity equal to 100% of his base salary.
Mr. Newman is subject to the following restrictive covenants under his employment agreement: (i) confidentiality during his employment and perpetually after his termination; (ii) irrevocable assignment of all rights of any intellectual property created during his employment with us; (iii) non-competition during the term of the employment agreement and for a two-year period after termination (or a one-year period after termination for a termination due to our delivery of a non-extension notice); (iv) non-solicitation of customers and vendors and non-interference with the Company’s and our affiliates’ business for the same period that the non-compete applies; and (v) non-solicitation/hire of employees from the date of the employment agreement and for a two-year period after his termination for employees of the Company and our affiliates who were employed during the 12-month period preceding the solicitation or hiring. Our obligation to provide severance payments and benefits to Mr. Newman is contingent upon his continued compliance, in all material respects, with these restrictive covenants and his execution and non-revocation of a release of claims. The severance provisions contained in Mr. Newman’s employment agreement are described below under “—Potential Payments Upon Termination or Change in Control—Severance Benefits Upon Termination.”

Base Salary
We provide each named executive officer with a base salary for the services that the executive officer performs for us. Base salaries were initially set at the time each named executive officer commenced employment with us, and in the case of Mr. Newman, pursuant to his employment agreement, and are reviewed annually and may be increased based on the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of his or her responsibilities and any changes thereto.
Annual Bonus
The named executive officers are eligible to receive a discretionary bonus based on fiscal 2020 performance. The target bonus for each named executive officer is 100% of such named executive officer’s base salary. For fiscal 2020, our named executive officers received the following bonuses: Mr. Newman ($2,000,000); Ms. Fregosi ($1,400,000) and Mr. Shoemaker ($1,500,000).
Special Bonus Agreement
In connection with a distribution made to our equity holders in 2020, we entered into letter agreements, dated September 30, 2020 (the “2020 Special Bonus Agreements”), with each of our equity holders, including the named executive officers, which provide for a special incentive bonus to be paid as follows:
•A portion of the special incentive bonus was paid to each of the named executive officers on October 9, 2020 (the “2020 Special Bonus”).
•A portion of the special incentive bonus will be paid to Ms. Fregosi and Mr. Shoemaker in equal installments on the first payroll date after the end of each fiscal quarter of the Company beginning on December 31, 2020 and continuing until December 31, 2023 (the “2020 Time-Vesting Bonus”).
•A portion of the special incentive bonus will be paid to each of the named executive officers upon the consummation of a “sponsor exit transaction” or a “public offering” (each as defined in the 2015 Option Plan), subject to the satisfaction of specified transfer and financial targets in connection with the sponsor exit transaction or public offering (the “2020 Performance-Vesting Bonus”).
The amount of each executives’ special incentive bonus under the 2020 Special Bonus Agreements is as follows:

Executive	2020 Special Bonus ($)	2020 Time- Vesting Bonus ($)	2020 Performance- Vesting Bonus ($)	Total 2020 Special Incentive Bonus ($)
William Newman	1,125,000	—	1,875,000	3,000,000
Maria Fregosi	223,500	76,500	600,000	900,000
Phil Shoemaker	120,000	480,000	1,200,000	1,800,000

In connection with another distribution made to our equity holders in 2021, we entered into letter agreements, dated January 15, 2021 (the “2021 Special Bonus Agreements”), with each of our equity holders, including the named executive officers, which provide for a special incentive bonus to be paid as follows:
•A portion of the special incentive bonus was paid to each of the named executive officers on January 29, 2021 (the “2021 Special Bonus”).
•A portion of the special incentive bonus will be paid to Ms. Fregosi and Mr. Shoemaker in equal installments on the first payroll date after the end of each fiscal quarter of the Company beginning on March 31, 2021 and continuing until December 31, 2023 (the “2021 Time-Vesting Bonus”).
•A portion of the special incentive bonus will be paid to each of the named executive officers upon the consummation of a “sponsor exit transaction” or a “public offering” (each as defined in the 2015 Option Plan), subject to the satisfaction of specified transfer and financial targets in connection with the sponsor exit transaction or public offering (the “2021 Performance-Vesting Bonus”).
The amount of each executives’ special incentive bonus under the 2021 Special Bonus Agreements is as follows:

Executive	2021 Special Bonus ($)	2021 Time- Vesting Bonus ($)	2021 Performance- Vesting Bonus ($)	Total 2021 Special Incentive Bonus ($)
William Newman	187,500	—	312,500	500,000
Maria Fregosi	39,750	10,250	100,000	150,000
Phil Shoemaker	40,000	60,000	200,000	300,000
Payment of each of the 2020 and 2021 Time-Vesting Bonus and Performance-Vesting Bonus is subject to the executive’s continuous employment with the Company through each applicable payment date, except that with respect to the Performance-Vesting Bonus only, if the executive’s employment is terminated by the Company without “cause,” by the executive for “good reason” or due to the executive’s death or “disability” (as such terms are defined in the 2015 Option Plan), the executive is eligible to receive the Performance-Vesting Bonus in the event that a transaction occurs that meets the specified targets before the first anniversary of the executive’s termination of employment.
Equity Awards
Prior to the IPO, options granted to our named executive officers were made under the Home Point Capital LP 2015 Option Plan (the “2015 Option Plan”). In January 2021, prior to the IPO and in connection with the distribution paid to Holdings, our direct parent at the time, from the net proceeds of the Senior Notes issued in January 2021, Holdings reduced the exercise prices of outstanding option awards granted under the 2015 Option Plan (the “Exercise Price Reduction”). Upon the consummation of the merger in connection with the IPO in January 2021, all outstanding options under the 2015 Option Plan were canceled and “substitute options” were granted under the 2021 Incentive Plan. The substitute options have an exercise price and cover a number of shares of our common stock that results in the substitute options having the same (subject to rounding) intrinsic value as the outstanding options granted under the 2015 Option Plan. The number of shares of the Company subject to each option and the exercise price of each option described in this “Item 11. Executive Compensation” section have been adjusted to reflect the substitute options granted under the 2021 Incentive Plan.
The substitute options generally have the same terms and conditions as outstanding options that were granted under the 2015 Option Plan, although certain vesting, transfer and repurchase amendments have been made to the substitute options. The substitute options are administered by our compensation committee or such other committee of our board of directors to which it has properly delegated power, or if no such committee or subcommittee exists, our board of directors.
Substitute options that relate to options granted under the 2015 Option Plan prior to January 31, 2020 (including those granted to our named executive officers) are subject to the following vesting schedule:
•50% of the common stock granted pursuant to each option are “time-vesting options,” which generally vest either (i) in annual installments over the first five years of the grant date or (ii) 40% on the second anniversary of the grant date and 20% on each of the third through fifth anniversaries of the grant date, except that all unvested time-vesting options vest on a “sponsor exit transaction” (as defined under the 2015 Option Plan); and
•50% of the common stock granted pursuant to the options are “performance-vesting options” that vest only upon the consummation of a “sponsor exit transaction” (as defined under the 2015 Option Plan) and only if specified transfer and financial targets are satisfied. In addition, unvested performance-vesting substitute options will vest in full on the occurrence of a realization date (as defined below).

Nearly all substitute options that relate to options granted under the 2015 Option Plan on or after January 31, 2020 (other than options granted to Andrew J. Bon Salle in accordance with his Consulting Agreement and a few other individuals), are performance-vesting options that vest upon consummation of a sponsor exit transaction and only if specified transfer and financial targets are satisfied or upon the occurrence of a realization date. The portion of the option that vests is determined based on the level of achievement of financial targets.
Sales of our common stock by the Sponsor Partners (as defined in the 2015 Option Plan) after the IPO will also be included in determining whether a sponsor exit transaction has occurred. In addition, unvested performance-vesting substitute options will vest in full on the first to occur of the date on which the Sponsor Partners have sold (i) 45% of their common units of Holdings (or shares of our common stock into which such common units have been converted in connection with the merger and the IPO) (such common units and shares of common stock collectively referred to as “sponsor interests”), provided that the Sponsor Partners have received cash proceeds in an amount necessary to ensure a return equal to 2.0 times the Sponsor Partners’ cumulative invested capital in respect of the sponsor interests, (ii) 35% of their sponsor interests, provided that the Sponsor Partners have received cash proceeds in an amount necessary to ensure a return equal to 3.0 times the Sponsor Partners’ cumulative invested capital in respect of the sponsor interests or (iii) 25% of their sponsor interests, provided that the Sponsor Partners have received cash proceeds in an amount necessary to ensure a return equal to 4.0 times the Sponsor Partners’ cumulative invested capital in respect of the sponsor interests (each such date, a “realization date”).
In connection with a termination for cause, all unvested options will be immediately forfeited. In addition, other than the potential vesting that may occur in connection with certain terminations of employment or other events described under “—Termination and Change in Control Provisions —Equity Awards”, all unvested options will be forfeited upon a named executive officer’s termination of employment.
In addition, shares of our common stock received upon exercise of vested options are subject to lock-up agreements and are not transferable before the earlier of (i) the fourth anniversary of the completion of the IPO and (ii) the date on which the Sponsor Partners have sold 45% of the sponsor interests, except that grantees are permitted to effect a “broker-assisted” net exercise, whereby grantees may transfer the minimum number of shares required to satisfy the applicable exercise price and/or withholding tax obligation on exercise of an option. In addition, grantees may transfer shares of our common stock received upon exercise of vested options that corresponds to the percentage of sponsor interests sold by the Sponsor Partners in connection with the IPO or a subsequent sale.
Another key component of our long-term equity incentive program prior to the IPO was that certain key executives were provided with the opportunity to invest in common units of Holdings. This investment opportunity further aligned the individual’s financial interests with those of our equity owners. As of December 31, 2020, Mr. Newman invested in 1,078,545 shares; Ms. Fregosi invested in 134,818 shares; and Mr. Shoemaker invested in 132,434 shares.
401(k) Plan
We maintain a tax-qualified 401(k) retirement plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms generally as other eligible employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, through elective contributions to the 401(k) plan. We have the ability to make discretionary matching and profit sharing contributions to the 401(k) plan. We did not make any contributions in 2020 under our 401(k) plan. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Outstanding Equity Awards at December 31, 2020
The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2020, adjusted to give effect to the Exercise Price Reduction in January 2021 and the cancellation of the outstanding options under the 2015 Option Plan and grant of substitute options under the 2021 Incentive Plan.

	Option Awards
Name	Date of Grant (1)	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable(3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(4)	Option Exercise Price ($)(4)	Option Expiration Date
William Newman	04/01/2015	1,011,137	—	1,011,137	$1.77	4/1/2025
	02/28/2020	—	—	674,091	$1.95	2/28/2030
Maria Fregosi	04/01/2015	168,523	—	168,523	$1.77	4/1/2025
	02/16/2016	10,785	2,696	13,482	$1.77	2/16/2026
	04/16/2018	8,089	12,134	20,223	$1.94	4/16/2028
	12/05/2018	26,964	40,445	67,409	$1.86	12/5/2028
	02/28/2020	—	—	134,818	$1.95	2/28/2030
	06/15/2020	—	—	134,818	$1.95	6/15/2030
Phil Shoemaker	12/05/2018	215,709	323,564	539,273	$1.86	12/5/2028
	02/28/2020	—	—	539,273	$1.95	2/28/2030
(1)Represents the original grant date of the options under the 2015 Option Plan. See “Narrative Disclosure to Summary Compensation Table—Equity Awards” above
(2)The numbers in this column represent vested and exercisable time-vesting options.
(3)The numbers in this column represent unvested outstanding time-vesting options.
(4)The numbers in this column represent unvested outstanding performance-vesting options. The vesting terms of these options are described above under “Narrative Disclosure to Summary Compensation Table—Equity Awards.”
Termination and Change in Control Provisions
Severance Benefits Upon Termination
Mr. Newman’s employment agreement provides that if Mr. Newman’s employment is terminated by us without “cause” (as defined in the employment agreement), by Mr. Newman for “good reason” (as defined in the employment agreement) or at the end of any subsequent one-year term of the employment agreement due to our delivery of a non-extension notice, he will receive continued base salary for 12 months after his termination and 100% of the annual bonus that he earned in the year prior to his termination, subject to his execution of a general release of claims and continued compliance with the restrictive covenants described above.
Accelerated Vesting of Equity Awards
Time-Vesting Options. In the event of a termination of the participant’s employment by us without “cause” (as defined in the 2021 Incentive Plan), by the participant for “good reason” or due to the participant’s death or “disability” (as defined in the 2021 Incentive Plan), the time-vesting options will vest with respect to the common stock that would have vested on the next anniversary of the grant date.
Performance-Vesting Options. In the event of a termination of the participant’s employment (A) by us without cause, (B) by the participant for good reason or (C) due to the participant’s death or disability, the performance-vesting options will remain eligible to vest (and shall vest upon satisfaction of the vesting conditions for performance-vesting options) until the first anniversary of such termination (but not beyond the expiration date of such option period).
Actions in Connection with the IPO
2021 Incentive Plan
Prior to our IPO, our board of directors adopted, and our stockholders approved, the 2021 Incentive Plan. Awards under the 2021 Incentive Plan may be granted to any (i) individual employed by us or our subsidiaries (other than those U.S. employees covered by a collective bargaining agreement unless and to the extent that such eligibility is set forth in such collective bargaining agreement or similar agreement); (ii) director or officer of us or our subsidiaries; or (iii) consultant or advisor to us or our subsidiaries who may be offered securities registrable pursuant to a registration statement on Form S-8 under the

Securities Act. The 2021 Incentive Plan is administered by our compensation committee or such other committee of our board of directors to which it has properly delegated power, or if no such committee or subcommittee exists, our board of directors.
The 2021 Incentive Plan initially reserves 6,943,005 shares for issuance, which is subject to increase on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to the lesser of (i) the positive difference, if any, between (x) 5% of the outstanding common stock on the last day of the immediately preceding fiscal year and (y) the available plan reserve on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by our board of directors. The substitute options are not counted against the share reserve under the 2021 Incentive Plan.
Substitute Options
As described above, in connection with the IPO, all outstanding options under the 2015 Option Plan were cancelled and substitute options were granted under the 2021 Incentive Plan.
2021 Employee Stock Purchase Plan
Prior to our IPO, our board of directors adopted, and our stockholders approved, the 2021 Employee Stock Purchase Plan, which we refer to as the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, our employees, and those of our designated affiliates, may purchase shares of our common stock, during pre-specified offering periods determined by the compensation committee of our board of directors, or the Compensation Committee. Our named executive officers are eligible to participate in the Employee Stock Purchase Plan on the same terms and conditions as all other participating employees.
The Employee Stock Purchase Plan is administered by the Compensation Committee. The Compensation Committee has full authority to administer the Employee Stock Purchase Plan and make and interpret rules and regulations regarding administration of the Employee Stock Purchase Plan as it may deem necessary or appropriate.
The Employee Stock Purchase Plan initially reserves 1,388,601 shares of our common stock for issuance. The plan reserve is subject to adjustment for certain changes in our capitalization. The issuance of shares pursuant to the Employee Stock Purchase Plan will reduce the total number of shares available under the Employee Stock Purchase Plan.
Mark Elbaum Offer Letter Agreement
We entered into an offer letter agreement with Mark Elbaum, dated November 27, 2020, to serve as our chief financial officer starting on December 7, 2020. Under the offer letter agreement, Mr. Elbaum is entitled to an annual base salary of $400,000, and is eligible to earn an annual performance-based cash bonus with a target bonus opportunity equal to 150% of his base salary with the first such bonus payable in fiscal year 2022. Mr. Elbaum received a grant of 100,000 performance-vesting options under the 2015 Option Plan. The vesting terms of these options are described above under “Narrative Disclosure to Summary Compensation Table—Equity Awards”. Mr. Elbaum is subject to a non-solicitation/hire of employees from his date of hire until the first anniversary of his termination.
IPO Bonus
Ms. Fregosi was paid a $250,000 IPO success bonus in 2021.
Director Compensation
For the year ended December 31, 2020, we did not pay compensation or grant equity awards to directors for their service on our board of directors.
Following our IPO, each outside director (other than the directors employed by our Sponsor) is entitled to compensation as follows:
•an annual cash retainer of $75,000;
•an additional annual cash retainer of $10,000 for each committee on which the outside director serves ($15,000 if serving as the chairperson of such committee); and
•an annual grant of restricted stock units with a fair market value at the time of grant to be determined annually, which will vest at the next annual stockholders meeting; provided that for 2021 the restricted stock unit grant will vest at the 2022 annual stockholders meeting.
For 2021, each of Ms. Goodman and Mr. Morse received a grant of restricted stock units with a grant date fair market value of $250,000 and Mr. Bon Salle received a grant of restricted stock units with a grant date fair market value of $1,000,000 in connection with their service as a director.
In addition, we entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Bon Salle on January 9, 2021, pursuant to which we have engaged Mr. Bon Salle as a consultant for an initial term through December 31, 2022, following which such term shall automatically be extended on a one-year rolling basis. Either party may terminate the Consulting Agreement upon 30 days’ written notice to the other party. Under the Consulting Agreement, Mr. Bon Salle has agreed to serve as Executive Chairperson of the Company and to devote up to a maximum of 20 hours per week performing his responsibilities and services under the agreement. As consideration for his services under the Consulting Agreement, Mr. Bon Salle is entitled to an annual consulting fee of $500,000. He is also eligible for an annual bonus with performance targets to be mutually established and a target bonus equal to 150% of the annual consulting fee; provided that, unless Mr. Bon Salle has terminated the Consulting Agreement, or the Company has terminated the Consulting Agreement for “cause” (as such term is defined in the Consulting Agreement), prior to December 31, 2021 or December 31, 2022, as applicable, for each of calendar years 2021 and 2022, Mr. Bon Salle will be entitled to receive a minimum annual bonus of $500,000, irrespective of whether any performance targets are achieved.
Pursuant to his Consulting Agreement, Mr. Bon Salle was granted options to purchase 500,000 units under the 2015 Plan. Upon consummation of the merger in connection with the IPO, Mr. Bon Salle’s options under the 2015 Plan were canceled and he was granted “substitute options” to purchase 1,348,182 shares of common stock at an exercise price of $19.03 under the 2021 Incentive Plan, which are subject to the following vesting schedule:
•50% of the common stock granted pursuant to the option are “time-vesting options,” which vest as to 20% of the options on the grant date and on each of the first four anniversaries thereafter, except that all unvested time-vesting options vest on a “sponsor exit transaction” (as defined under the 2015 Option Plan); and
•50% of the common stock granted pursuant to the options are “performance-vesting options” that vest only upon the consummation of a “sponsor exit transaction” (as defined under the 2015 Option Plan) and only if specified transfer and financial targets are satisfied. In addition, unvested performance-vesting substitute options will vest in full on the occurrence of a realization date (as described above).
Our directors are not paid any fees for attending meetings, however, our directors are reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
As of December 31, 2020, outstanding equity awards included options granted under the 2015 Option Plan as described under “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table—Equity Awards.” In connection with our IPO, effective January 28, 2021, we adopted and our stockholders approved our 2021 Incentive Plan and Employee Stock Purchase Plan, as described under “Item 11. Executive Compensation—Actions in Connection with the IPO.” In connection with the IPO, all outstanding options under the 2015 Option Plan were canceled and substitute options were granted under the 2021 Incentive Plan. The substitute options have an exercise price and cover a number of shares of our common stock that results in the substitute options having the same (subject to rounding) intrinsic value as the outstanding options granted under the 2015 Option Plan.
The following table sets forth information as of January 28, 2021 regarding the Company’s equity compensation plans, giving effect to the issuance of the substitute options under the 2021 Incentive Plan. The only plans pursuant to which the Company may currently make additional equity grants or issue equity compensation are the 2021 Incentive Plan and the Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2021 Incentive Plan	1,381,516(1)	$4.13	6,943,005(2)
Employee Stock Purchase Plan	—	N/A	1,388,601(3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,381,516	$4.13	8,331,606
(1)Includes shares issuable pursuant to substitute options granted in connection with our IPO under the 2021 Incentive Plan.
(2)Includes 6,943,005 shares available for future issuance under the 2021 Incentive Plan. Substitute options granted in connection with the IPO are not counted against the share reserve under the 2021 Incentive Plan.
(3)These shares are reserved for issuance under the Employee Stock Purchase Plan.
Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 8, 2021 (the “Table Date”) regarding the beneficial ownership of our common stock by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all directors and executive officers as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o Home Point Capital Inc., 2211 Old Earhart Road, Suite 250, Ann Arbor, Michigan 48105.

Name of Beneficial Owners	Shares of Common Stock Beneficially Owned	Percentage of Total Outstanding Common Stock(1)

Greater than 5% Stockholders
Trident Stockholders(2)	127,771,035	92.0%

Directors and Named Executive Officers
Andrew J. Bon Salle(3)	134,818	*
Laurie S. Goodman	—	*
Agha S. Khan	—	*
Stephen A. Levey	—	*
Timothy R. Morse	—	*
Eric L. Rosenzweig	—	*
William A. Newman(4)	2,033,304	1.5%
Maria N. Fregosi(5)	348,871	*
Phillip R. Shoemaker Jr.(6)	341,220	*

Directors and Executive Officers as a group (13 persons)	2,858,213	2.1%
________
* Less than 1% of common stock outstanding.
(1) The number of shares of common stock outstanding on the Table Date was 138,860,103. The percent of common stock is based on such number of shares and is rounded off to the nearest one-tenth of a percent.
(2) Based solely on a Form 4 filed with the SEC on February 4, 2021, Trident VI, L.P. (“Trident VI”), Trident VI Parallel Fund, L.P. (“Trident VI Parallel”), Trident VI DE Parallel Fund, L.P. (“Trident VI DE”) and Trident VI Professionals Fund, L.P. (“Trident VI Professionals” and, together with Trident VI, Trident VI Parallel, Trident VI DE and Trident VI Professionals, the “Trident VI Partnerships”) and each of their respective general partners, as well as Stone Point Capital LLC (“Stone Point Capital”), the manager of the Trident VI Partnerships, may be deemed to be the beneficial owners having shared voting power and shared investment power over the securities described in this footnote. The general partner of each of Trident VI, Trident VI Parallel and Trident VI DE is Trident Capital VI, L.P. The general partner of Trident VI Professionals is Stone Point GP Ltd. Pursuant to certain management agreements, Stone Point Capital has received delegated authority by Trident Capital VI, L.P. and Stone Point GP Ltd. relating to the Trident VI Partnerships, provided that the delegated discretion to exercise voting rights may not be exercised on behalf of any of the Trident VI Partnerships without first receiving direction from the Investment Committee of Trident Capital VI, L.P. or a majority of the general partners of Trident Capital VI, L.P., or Stone Point GP Ltd., as applicable. The management agreements do not delegate any power with respect to the disposition of our common stock held by the Trident VI Partnerships. Agha S. Khan, Stephen A. Levey and Eric L. Rosenzweig, each of whom is a member of our Board of Directors, are employees of Stone Point Capital. The principal business address of each of the entities identified in this footnote is c/o Stone Point Capital LLC, 20 Horseneck Lane, Greenwich, CT 06830.
(3) Includes 134,818 shares underlying options held by such person that are exercisable within 60 days of the Table Date.
(4) Includes 1,011,136 shares underlying options held by such person that are exercisable within 60 days of the Table Date.
(5) Includes 221,100 shares underlying options held by such person that are exercisable within 60 days of the Table Date.
(6) Includes 215,709 shares underlying options held by such person that are exercisable within 60 days of the Table Date.

Item 13. Certain Relationships and Related Party Transactions
The following is a description of certain relationships and transactions that exist or have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our voting securities and their affiliates and immediate family members as of December 31, 2020.
Stockholders Agreement
In connection with the IPO, we entered into a stockholders’ agreement with the Trident Stockholders. The stockholders’ agreement grants the Trident Stockholders the right to nominate to our board of directors a number of designees equal to: (i) at least a majority of the total number of directors comprising our board of directors at such time as long as the Trident Stockholders and their affiliates collectively beneficially own at least 50% of the outstanding shares of our common stock; (ii) at least 40% of the total number of directors comprising our board of directors at such time as long as the Trident Stockholders and their affiliates collectively beneficially own at least 40% but less than 50% of the outstanding shares of our common stock; (iii) at least 30% of the total number of directors comprising our board of directors at such time as long as the Trident Stockholders and their affiliates collectively beneficially own at least 30% but less than 40% of the outstanding shares of our common stock; (iv) at least 20% of the total number of directors comprising our board of directors at such time as long as the Trident Stockholders and their affiliates collectively beneficially own at least 20% but less 30% of the outstanding shares of our common stock; and (v) at least 10% of the total number of directors comprising our board of directors at such time as long as the Trident Stockholders and their affiliates collectively beneficially own at least 5% but less than 20% of the outstanding shares of our common stock. For purposes of calculating the number of directors that the Trident Stockholders will be entitled to nominate pursuant to the formula outlined above, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of our board of directors (e.g., one and one quarter (11∕4) directors shall equate to two directors). In addition, in the event a vacancy on the board of directors is created by the death, disability, retirement or resignation of a Trident Stockholders director designee, the Trident Stockholders shall, to the fullest extent permitted by law, have the right to have the vacancy filled by a new Trident Stockholders director-designee.
In addition, the stockholders’ agreement grants the Trident Stockholders with special governance rights, for as long as the Trident Stockholders and their affiliates collectively maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the following actions by us or any of our subsidiaries:
•entering into or effecting a “Change in Control” as defined in the stockholders’ agreement;
•entering into any agreement providing for the acquisition or divestiture of assets or equity securities, in each case providing for aggregate consideration in excess of $100 million, other than such agreements entered into in the ordinary course of business;
•entering into any joint venture or similar business alliance having a fair market value as of the date of formation thereof (as reasonably determined by the Board) in excess of $100 million;
•initiating a voluntary liquidation, dissolution, receivership, bankruptcy or other insolvency proceeding involving the Company or any subsidiary of the Company that is a “significant subsidiary” as defined in Rule 1-02 of Regulation S-X under the Exchange Act;
•any material change in the nature of the business of the Company and its subsidiaries, taken as a whole;
•the incurrence of indebtedness for borrowed money in an aggregate principal amount in excess of $100 million in any transaction or series of related transactions, other than borrowings under any mortgage warehouse lines of credit or other lines of credit in the ordinary course of business or consistent with past practice or industry practice;
•terminating the employment of the Chief Executive Officer of the Company or any subsidiary or hiring a new Chief Executive Officer of the Company or any subsidiary; and
•any increase or decrease in the size or composition of our board of directors, committees of our board of directors, and boards and committees of our subsidiaries, subject to certain other provisions in the stockholders’ agreement.
Registration Rights Agreement
In connection with the IPO, we entered into a registration rights agreement with our Sponsor. This agreement provides to our Sponsor an unlimited number of “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify our Sponsor against (or make contributions in respect of) certain liabilities which may arise under the Securities Act .

Director and Officer Indemnification and Insurance
We have agreed to indemnify each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors’ and officers’ liability insurance. We also maintain a general liability insurance policy which covers certain liabilities of directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.
Consulting Agreement
Effective January 9, 2021, we entered into the Consulting Agreement with Mr. Bon Salle, pursuant to which we have engaged Mr. Bon Salle as a consultant for an initial term through December 31, 2022, following which such term shall automatically be extended on a one-year rolling basis. Either party may terminate the Consulting Agreement upon 30 days’ written notice to the other party. Under the Consulting Agreement, Mr. Bon Salle has agreed to serve as Executive Chairperson of the Company and to devote up to a maximum of 20 hours per week performing his responsibilities and services under the agreement. As consideration for his services under the Consulting Agreement, Mr. Bon Salle is entitled to an annual consulting fee of $500,000. He is also eligible for an annual bonus with performance targets to be mutually established and a target bonus equal to 150% of the annual consulting fee; provided that, unless Mr. Bon Salle has terminated the Consulting Agreement, or the Company has terminated the Consulting Agreement for “cause” (as such term is defined in the Consulting Agreement), prior to December 31, 2021 or December 31, 2022, as applicable, for each of calendar years 2021 and 2022, Mr. Bon Salle will be entitled to receive a minimum annual bonus of $500,000, irrespective of whether any performance targets are achieved. For a further description of the Consulting Agreement, see “Item 11. Executive Compensation—Director Compensation.”
Other Related Party Transactions
We are party to a master securities forward transaction agreement with Amherst Pierpont Securities LLC, an affiliate of our Sponsor and therefore our affiliate, as the counterparty, governing our forward MBS sale commitments described in Note 2 to our consolidated financial statements included elsewhere in this Report. In addition, we are party to a master repurchase agreement with Amherst Pierpont Securities LLC as the counterparty, governing the sale by us of certain pools of mortgage loans and other assets to Amherst Pierpont Securities LLC, as buyer, and the repurchase by us thereof, as described in Note 2 to our consolidated financial statements included elsewhere in this Report. We did not pay any fees and commissions to such affiliate in 2019 or 2020 to date.
In addition, the Trident Stockholders have ownership interests in a broad range of companies. We have entered and may enter into commercial transactions in the ordinary course of our business with some of these companies, including with respect to valuation services, insurance brokerage services and loan review services for certain of our loan originations. The rates at which these companies provided such services to us were negotiated as arms’-length transactions, and we paid total fees of approximately $2.9 million and $2.2 million to such related parties for the years ended December 31, 2020 and 2019, respectively.
Statement of Policy Regarding Transactions with Related Persons
Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy,” that is in conformity with the requirements upon issuers having publicly held common stock that is listed on a national securities exchange.
Our related person policy require that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel, or such other person designated by the board of directors, any “related person transaction” (defined as any transaction that we anticipate would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our general counsel, or such other person, will then promptly communicate that information to our board of directors. No related person transaction entered into following the IPO will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Controlled Company
As of the date of this Report, our Sponsor beneficially owns 127,771,035 shares, or approximately 92.0% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is comprised entirely of independent directors and (3) that our board of directors have a Nominating and Corporate Governance Committee that is comprised entirely of independent directors. As such, we have elected to be exempt from the requirements to have a compensation committee composed entirely of independent directors and a majority of independent directors on our board of directors.
Our board of directors evaluates the Company’s corporate governance policies on an ongoing basis with a view towards maintaining the best corporate governance practices in the context of the Company’s current business environment and aligning our governance practices closely with the interests of our stockholders. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on our board of directors’ independence determination with respect to our then-current directors, we may be required to add additional directors to our board of directors in order to achieve such compliance within the applicable transition periods.
Director Independence
The rules of Nasdaq and the SEC impose several requirements with respect to the independence of our directors. Our board of directors has evaluated the independence of its members based upon the rules of Nasdaq and the SEC. For a director to be considered independent under those rules, our board of directors must affirmatively determine that the director does not have any material relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Applying these standards, our board of directors has determined that each of Ms. Goodman and Mr. Morse is an independent director as defined under Nasdaq rules applicable to members of our board of directors. In making this determination, our board of directors considered the relationships that each independent director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.
Item 14. Principal Accountant Fees and Services
The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services to us in each of the last two years for other services:

Fee category	2020	2019
Audit fees	$923,700	$841,800
Audit-related fees	$320,600	$—
Total	$1,244,300	$841,800
Audit Fees
Audit fees consist of fees for the audit of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.
Audited-Related Fees
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements, including the review of the unaudited interim financial statements and for assurance reporting on our historical financial information included in our Registration Statement in connection with our initial public offering and private placement offering memorandum.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(A)The following documents are filed as a part of this Report:

(1)Financial Statements — See Part II, Item 8. “Financial Statements and Supplementary Data” of this Report.

(2)Financial Statement Schedules — None.

(3)Exhibits — The following is a list of exhibits filed as part of this Report.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Home Point Capital Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Home Point Capital Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
4.1
Registration Rights Agreement, dated as of February 2, 2021, by and among the Company and Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P. and Trident VI Professionals Fund, L.P. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).

4.2
Indenture, dated as of January 19, 2021, by and among Home Point Capital Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.000% Senior Notes due 2026 (including Form of Senior Note) (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

4.3*	Description of Securities.
10.1+
Master Participation Agreement, dated as of May 31, 2017, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.1.1+
Confirmation and Amendment of Participation Agreement, dated as of May 29, 2020, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.2+
Master Repurchase Agreement and Securities Contract, dated as of June 3, 2020, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.2.1+
Amendment No. 1 to Master Repurchase Agreement and Securities Contract, dated as of August 14, 2020, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.2.2
Amendment No. 2 to Master Repurchase Agreement and Securities Contract, dated as of November 18, 2020, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.2.3
Amendment No. 3 to Master Repurchase Agreement and Securities Contract, dated as of December 23, 2020, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.2.4*
Amendment No. 4 to Master Repurchase Agreement and Securities Contract, dated as of February 11, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

10.3+
Master Repurchase Agreement, dated as of October 23, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, as buyer, Alpine Securitization LTD, as buyer, the other buyers from time to time party thereto, Home Point Financial Corporation, as seller, and each underlying entity joined thereto from time to time (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

Exhibit Number	Description
10.3.1+
Amendment No. 1 to the Master Repurchase Agreement, dated as of March 2, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference).

10.4+
Mortgage Warehouse Agreement, dated as of August 5, 2020, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.4.1+
Addendum to Mortgage Warehouse Agreement (New York Committed Facility), effective as of September 2, 2020, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association (filed as Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.5+
Amended and Restated Master Repurchase Agreement, dated as of September 18, 2020, by and among Home Point Financial Corporation, as seller, TIAA, FSB, as administrative agent and a buyer, and the other buyers from time to time party thereto (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.5.1
Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of December 15, 2020, by and among Home Point Financial Corporation, as seller, TIAA, FSB, as administrative agent and a buyer, and Capital One, National Association, as a buyer (filed as Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.5.2+
Amendment No. 2 to Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of January 13, 2021, by and among Home Point Financial Corporation, as seller, TIAA, FSB, as administrative agent and a buyer, and Capital One, National Association, as a buyer (filed as Exhibit 10.5.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.6+
Master Repurchase Agreement, dated as of October 28, 2015, by and between UBS Bank USA, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.1
Amendment No. 1 to Master Repurchase Agreement, dated as of May 4, 2016, by and between UBS Bank USA, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.2+
Assignment and Amendment No. 2 to Master Repurchase Agreement and Assignment and Amendment No. 8 to Pricing Letter, dated September 15, 2016, by and among Home Point Financial Corporation, as seller, UBS Bank USA, as assignor, and UBS AG, as assignee (filed as Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.3+
Amendment No. 3 to Master Repurchase Agreement, dated as of September 28, 2016, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.4+
Amendment No. 4 to Master Repurchase Agreement, dated as of January 5, 2017, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.5
Amendment No. 5 to Master Repurchase Agreement, dated as of October 6, 2017, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.6
Amendment No. 6 to Master Repurchase Agreement, dated as of November 9, 2017, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.7+
Amendment No. 7 to Master Repurchase Agreement, dated as of May 7, 2018, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.8+
Amendment No. 8 to Master Repurchase Agreement, dated as of July 16, 2018, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.9+
Amendment No. 9 to Master Repurchase Agreement, dated as of October 19, 2018, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.10
Amendment No. 10 to Master Repurchase Agreement, dated as of February 25, 2019, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

Exhibit Number	Description
10.6.11+
Amendment No. 11 to Master Repurchase Agreement, dated as of September 20, 2019, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.12+
Amendment No. 12 to Master Repurchase Agreement, dated as of December 12, 2019, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.13+
Amendment No. 13 to Master Repurchase Agreement, dated as of July 6, 2020, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.14+
Amendment No. 14 to Master Repurchase Agreement, dated as of September 18, 2020, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.15+
Amendment No. 15 to Master Repurchase Agreement, dated as of October 6, 2020, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.16
Amendment No. 16 to Master Repurchase Agreement, dated as of December 22, 2020, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.7+
Master Repurchase Agreement and Securities Contract, dated as of November 23, 2015, by and between Wells Fargo Bank, N.A., as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.8+
Master Repurchase Agreement, dated as of October 1, 2020, by and between Amherst Pierpont Securities LLC, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.9+
Master Repurchase Agreement, dated as of August 14, 2020, by and between Barclays Bank PLC, as purchaser and agent, and Home Point Financial Corporation, as seller (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.10+
Amended and Restated Credit Agreement, dated as of July 11, 2019, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.10.1+
First Amendment to Amended and Restated Credit Agreement, dated as of November 27, 2019, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.10.2+
Second Amendment to Amended and Restated Credit Agreement, dated as of August 5, 2020, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.10.3*+
Third Amendment to Amended and Restated Credit Agreement, dated as of January 27, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.

10.11
Stockholders’ Agreement, dated as of February 2, 2021, by and among the Company and Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P. and Trident VI Professionals Fund, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).

10.12†
Employment Agreement, dated March 31, 2015, by and between Home Point Capital Inc. and William A. Newman (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.13†
Home Point Capital LP 2015 Option Plan, dated as of March 31, 2015 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.14†
Amendment No. 1 to Home Point Capital LP 2015 Option Plan, dated January 31, 2020 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.15†	Home Point Capital Inc. 2021 Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).

Exhibit Number	Description
10.16†
Form of Substitute Option Agreement under the 2021 Incentive Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.17†	Form of 2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.18+
Master Repurchase Agreement and Securities Contract, dated as of January 8, 2021, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.19+†
Consulting Agreement, dated January 9, 2021, by and between Home Point Financial Corporation and Andrew Bon Salle (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.20+†
Amendment No. 2 to Home Point Capital LP 2015 Option Plan, dated January 6, 2021 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.21†
Form of Non-Employee Director RSU Agreement under the 2021 Incentive Plan (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.22*	Form of Director and Officer Indemnification Agreement.
21.1*	Subsidiaries of Home Point Capital Inc.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
*Filed herewith.
†Compensatory arrangements for director(s) and/or executive officer(s).
+       Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
The agreements and other documents filed as exhibits to this Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME POINT CAPITAL INC.

Dated: March 12, 2021	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Newman	President, Chief Executive Officer and Director	March 12, 2021
William A. Newman	(Principal Executive Officer)
/s/ Mark E. Elbaum	Chief Financial Officer	March 12, 2021
Mark E. Elbaum	(Principal Financial Officer and Principal Accounting Officer)
/s/ Andrew J. Bon Salle	Chairperson of the Board of Directors	March 12, 2021
Andrew J. Bon Salle
/s/ Laurie S. Goodman	Director	March 12, 2021
Laurie S. Goodman
/s/ Agha S. Khan	Director	March 12, 2021
Agha S. Khan
/s/ Stephen A. Levey	Director	March 12, 2021
Stephen A. Levey
/s/ Timothy R. Morse	Director	March 12, 2021
Timothy R. Morse
/s/ Eric L. Rosenzweig	Director	March 12, 2021
Eric L. Rosenzweig