Form 10-Q
period 2021-03-31
Home Point Capital Inc.
filed 2021-05-13
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________  to ______________
Commission File Number: 001-39964
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 11, 2021, the registrant had 139,054,287 shares of common stock, par value $0.0000000072 per share, outstanding.

i

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts contained in this Report, including among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed on March 12, 2021 (our “2020 Annual Report”). Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others:
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
•material changes to the laws, regulations or practices applicable to reverse mortgage programs operated by the Federal Housing Administration (“FHA”) and the U.S. Department of Housing and Urban Development;
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
•our ability to fully utilize our net operating loss (“NOL”) and other tax carryforwards;
•any challenge by the Internal Revenue Service of the amount, timing and/or use of our NOL carryforwards;
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
•the impact of revised rules and regulations and enforcement of existing rules and regulations by the Consumer Financial Protection Bureau (the “CFPB”);
•legislative and regulatory changes that impact the mortgage loan industry or housing market;
•changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association, the Federal Housing Administration or the U.S. Department of Veterans Affairs, the U.S. Department of Agriculture, or Government-Sponsored Enterprises such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or such changes that increase the cost of doing business with such entities;
•the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders;
•the CFPB, and its issued and future rules and the enforcement thereof;
•changes in government support of homeownership;
•changes in government or government sponsored home affordability programs;
•changes in governmental regulations, accounting treatment, tax rates and similar matters;
•risks associated with our acquisition of mortgage servicing rights;
•the impact of our counterparties terminating our servicing rights under which we conduct servicing activities; and
•our failure to deal appropriately with issues that may give rise to reputational risk.

Many of the important factors that will determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. You should refer to the risks and uncertainties listed under the heading “Risk Factors” in our 2020 Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
Unless the context otherwise indicates, any reference in this Report to “Home Point,” “our Company,” “the Company,” “us,” “we” and “our” refers to Home Point Capital Inc. and its subsidiaries.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets:
Cash and cash equivalents	$219,285	$165,230
Restricted cash	41,863	31,663
Cash and cash equivalents and Restricted cash	261,148	196,893
Mortgage loans held for sale (at fair value)	5,191,261	3,301,694
Mortgage servicing rights (at fair value)	1,156,357	748,457
Property and equipment, net	23,027	21,710
Accounts receivable, net	290,555	152,845
Derivative assets	186,909	334,323
Goodwill and intangibles	10,789	10,789
GNMA loans eligible for repurchase	1,446,495	2,524,240
Other assets	103,850	87,622
Total assets	$8,670,391	$7,378,573
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$4,847,431	$3,005,415
Term debt and other borrowings, net	888,437	454,022
Accounts payable and accrued expenses	196,542	167,532
GNMA loans eligible for repurchase	1,446,495	2,524,240
Other liabilities	509,189	299,890
Total liabilities	7,888,094	6,451,099
Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Preferred stock (Authorized shares: 250,000,000; none issued and outstanding, par value $0.0000000072 per share)	—	—
Common stock (Authorized shares: 1,000,000,000; 138,860,103 shares issued and outstanding, par value $0.0000000072 per share)	—	—
Additional paid-in capital	520,261	519,510
Retained earnings	262,036	407,964
Total shareholders' equity	782,297	927,474
Total liabilities and shareholders' equity	$8,670,391	$7,378,573

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Gain on loans, net	$301,228	$102,563
Loan fee income	44,115	12,031

Interest income	25,577	15,849
Interest expense	(32,935)	(15,913)
Interest expense, net	(7,358)	(64)
Loan servicing fees	70,338	43,246
Change in fair value of mortgage servicing rights, net	12,848	(91,527)
Other income	801	1,380
Total revenue, net	421,972	67,629
Expenses:
Compensation and benefits	153,642	52,950
Loan expense	22,418	6,800
Loan servicing expense	8,093	7,953
Occupancy and equipment	8,555	5,320
General and administrative	22,244	7,222
Depreciation and amortization	2,761	1,499
Other expenses	9,336	2,238
Total expenses	227,049	83,982
Income (loss) before income tax	194,923	(16,353)
Income tax expense (benefit)	50,117	(3,489)
Income from equity method investments	4,163	2,316
Total net income (loss)	$148,969	$(10,548)

Earnings (loss) per share:
Basic	$1.07	$(0.08)
Diluted	$1.07	$(0.08)

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2019	138,860,111	—	$454,861	$(44,549)	$410,312
Contributed capital	—	—	63,773	—	63,773
Stock based compensation	—	—	146	—	146
Net loss	—	—	—	(10,548)	(10,548)
Ending balance, March 31, 2020	138,860,111	—	$518,780	$(55,097)	$463,683

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2020	138,860,111	—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Distribution to parent	—	—	—	(295,089)	(295,089)
EE stock purchase (option exercise)	—	—	(1,028)	—	(1,028)
Stock based compensation	—	—	1,779	—	1,779
Net income	—	—	—	148,969	148,969
Ending balance, March 31, 2021	138,860,111	—	$520,261	$262,036	$782,297

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$148,969	$(10,548)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	2,761	1,024
Amortization of intangible assets	—	475
Amortization of debt issuance costs	802	153
Gain on loans, net	(301,228)	(102,563)
Provision for representation and warranty reserve	5,730	1,567
Stock based compensation expense	1,779	146
Deferred income tax	43,783	(3,493)
Gain on equity investment	(4,163)	(2,316)
Origination of mortgage loans held for sale	(31,055,708)	(8,344,755)
Proceeds on sale and payments from mortgage loans held for sale	29,001,344	8,311,842
Purchases of mortgage servicing rights	(4,817)	—
Change in fair value of mortgage servicing rights, net	(12,848)	91,527
Change in fair value of mortgage loans held for sale	75,790	(35,040)
Non-cash lease expense	—	(117)
Change in fair value of derivative assets	147,414	(240,693)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(137,710)	(1,759)
Increase in other assets	(12,065)	(254)
(Decrease) increase in accounts payable and accrued expenses	(20,371)	37,281
Increase in other liabilities	209,166	95,310
Net cash used in operating activities	(1,911,372)	(202,213)

Investing activities:
Purchases of property and equipment, net of disposals	(4,078)	(2,395)
Net cash used in investing activities	(4,078)	(2,395)

Financing activities:
Proceeds from warehouse borrowings	31,135,000	8,285,605
Payments on warehouse borrowings	(29,292,983)	(8,142,553)
Proceeds from term debt borrowings	820,000	22,600
Payments on term debt borrowings	(335,000)	(40,000)
Proceeds from other borrowings	65,000	64,500
Payments on other borrowings	(105,000)	(43,000)
Payments of debt issuance costs	(11,387)	—
Employee stock purchases (option expense)	(1,028)	—
Capital contributions from parent	192	63,773
Distribution to parent	(295,089)	—
Net cash provided by financing activities	1,979,705	210,925
Net increase in cash, cash equivalents and restricted cash	64,255	6,317
Cash, cash equivalents and restricted cash at beginning of period	196,893	81,731
Cash, cash equivalents and restricted cash at end of period	$261,148	$88,048
Supplemental disclosure:
Cash paid for interest	$22,788	$16,325
Cash (refunded) paid for taxes	$(260)	$4
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Amounts)
(unaudited)
Note 1 – Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC” or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships. The Company manages the customer experience through its in-house servicing operation and proprietary Home Ownership Platform. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation, a New Jersey corporation (“HPF”), a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the United States. Home Point Asset Management LLC, a Delaware limited liability company (“HPAM”), is a wholly owned subsidiary of the Company and manages certain servicing assets. HPAM’s wholly owned subsidiary, Home Point Mortgage Acceptance Corporation, an Alabama Corporation (“HPMAC”), services residential real estate mortgage loans.
HPF and HPMAC are each an approved seller and servicer of one-to-four family first mortgages by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and are each an approved issuer by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) (collectively, the “Agencies”), and as such, HPF and HPMAC must meet certain Agency eligibility requirements.
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries, including HPF and HPMAC. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2020 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of March 31, 2021 and its results of operations and its cash flows for the three months ended March 31, 2021 and 2020. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires HPC to make estimates and assumptions about future events that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
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
Initial Public Offering: On February 2, 2021, the Company completed its initial public offering (“IPO”) in which the Company’s stockholders sold 7,250,000 shares of its common stock at a public offering price of $13 per share. In conjunction with the IPO, the Company’s board of directors also approved a reorganization of the Company through merging Home Point Capital LP (“HPLP”) with and into the Company, with the Company as the surviving entity. As a secondary offering, there were no proceeds from the sale of the shares being sold by the selling stockholders and all related expenses for the IPO were recorded in General and administrative expenses. Following the completion of the IPO, investment entities directly or indirectly managed by Stone

Point Capital LLC, which are referred to as the Trident Stockholders, beneficially owned approximately 92% of the voting power of the Company’s common stock.
COVID-19 Pandemic Update: While the financial markets have demonstrated volatility due to the economic impacts of COVID-19, the impact to the Company has been comprised of increased demand, resulting in record levels of Origination volume. Another area of impact is the result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, in response to the pandemic. The CARES Act allows borrowers with federally backed loans to request a temporary mortgage forbearance. In addition, in February 2021, the federal government announced an additional extension of the eligible forbearance period of three to six months depending on loan type. The CARES Act imposes several new compliance obligations on mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. As of March 31, 2021, approximately 10,000 loans, or 2.4% of the loans in our MSR Servicing Portfolio had elected the forbearance option. Of the 2.4% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of March 31, 2021, approximately 10% remained current on their March 31, 2021 payments. As a result of the CARES Act forbearance requirements, there has been increases in delinquencies in the MSR Servicing Portfolio and the Company is monitoring delinquencies through the expiration of the applicable CARES Act programs. While the Company has not experienced a material adverse effect on its results of operations, financial position, or liquidity due to COVID-19, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, the Company’s customers or its business. If the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity during the remainder of fiscal year 2021.
Summary of Significant Accounting Policies
Mortgage loans held for sale are accounted for using the fair value option. Therefore, mortgage loans originated and intended for sale in the secondary market are reflected at fair value. Changes in the fair value are recognized in current period earnings in Gain on loans, net, within the unaudited condensed consolidated statements of operations. Refer to Note 3 – Mortgage Loans Held for Sale.
Mortgage servicing rights are recognized as assets on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies, and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The Company obtains valuations from an independent third party on a quarterly basis and records an adjustment based on this third-party valuation.
Changes in the fair value are recognized in Change in fair value of mortgage servicing rights, net on the Company's unaudited condensed consolidated statements of operations. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase. Refer to Note 4 – Mortgage Servicing Rights.
Derivative financial instruments, including economic hedging activities, are recorded at fair value as either Derivative assets or in Other liabilities on the condensed consolidated balance sheets on a gross basis. The Company has accounted for its derivative instruments as non-designated hedge instruments and uses the derivative instruments to manage risk. The Company’s derivative instruments include, but are not limited to, forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments entered into to hedge fluctuations in MSRs’ fair value. The impact of the Company’s Derivative assets is reported in Change in fair value of derivative assets on the unaudited condensed consolidated statements of cash flows and the impact of the Company’s derivative liabilities is reported in Increase in other liabilities on the unaudited condensed consolidated statements of cash flows. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Refer to Note 5 – Derivative Financial Instruments.
Forward mortgage-backed securities (“MBS”) sale commitments that have not settled are considered derivative financial instruments and are recognized at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized, new originations, and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments. Gain or loss on derivatives is recorded in Gain on loans, net in the unaudited condensed consolidated statements of operations.
Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward MBS sale commitments or whole loans and options on forward contracts are used to manage the interest rate and price risk. These derivatives are not designated as hedging instruments. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Change in fair value of IRLC derivatives is recorded in Gain on loans, net in the unaudited condensed consolidated statements of operations.
Mortgage servicing rights hedges are accounted for at fair value. MSRs are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tend to diminish in periods of declining interest rates as prepayments increase and increase in periods of rising interest rates as prepayments decrease. Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, and product characteristics.
The Company manages the impact that the volatility associated with changes in fair value of its MSRs has on its earnings with a variety of derivative instruments. The amount and composition of derivatives used to economically hedge the value of MSRs will depend on the Company's exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as a business hedge of the MSRs, providing a benefit when increased borrower refinancing activity results in higher loan origination volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates. The change in fair value of MSR hedges is recorded in Change in fair value of mortgage servicing rights, net in the unaudited condensed consolidated statements of operations.
Earnings per share (“EPS”) is calculated and presented in the unaudited condensed consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is based on the weighted average number of common shares outstanding during the period. There were 138.9 million and 127.4 million weighted average shares outstanding for the three months ended March 31, 2021 and 2020, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued. For the three months ended March 31, 2021, 139.7 million shares would be outstanding on a fully-diluted basis. For the three months ended March 31, 2020, 103,229 shares were excluded from the computation of diluted (loss) per share due to their anti-dilutive effect.
Recently Adopted Accounting Standards
Accounting Standards Update (“ASU”) 2019-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2019-13), provides final guidance that eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. This amendment is effective for annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and there was no impact to the unaudited condensed consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, eliminates particular exceptions related to the method for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects on the accounting for income taxes. This amendment is effective for annual periods beginning after December 15, 2021. This will be effective for the Company beginning January 1, 2022. The Company is currently assessing the potential impact the adoption of this standard will have on its condensed consolidated financial statements.
ASU 2021-01, Reference Rate Reform (Topic 848) Scope, clarifies some of the guidance of the Financial Accounting Standards Board (“FASB” or “the Board”) as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The Company is in the process of reviewing its derivative and hedging instruments that utilize LIBOR (as defined below) as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its funding facilities and financing facilities that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

Note 3 – Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale at fair value, by type, as of March 31, 2021 (in thousands):

	March 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$3,756,193	$38,519	$3,794,712
Government(2)	1,367,552	28,805	1,396,357
Reverse(3)	275	(83)	192
Total	$5,124,020	$67,241	$5,191,261
(1)Conventional includes FNMA and FHLMC mortgage loans.
(2)Government includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs, and United States Department of Agriculture).
(3)Reverse loan presented in Mortgage loans held for sale on the condensed consolidated balance sheets as a result of a repurchase
The Company had $58.0 million of unpaid principal balances, which had a fair value of $57.1 million, of mortgage loans held for sale on nonaccrual status at March 31, 2021.
The following presents mortgage loans held for sale at fair value, by type, as of December 31, 2020 (in thousands):

	December 31, 2020
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$2,183,480	$91,939	$2,275,419
Government(2)	974,908	51,175	1,026,083
Reverse(3)	275	(83)	192
Total	$3,158,663	$143,031	$3,301,694
(1)Conventional includes FNMA and FHLMC mortgage loans.
(2)Government includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agriculture).
(3)Reverse loan presented in Mortgage loans held for sale on the condensed consolidated balance sheets as a result of a repurchase
The Company had $26.3 million of unpaid principal balances, which had a fair value of $23.5 million, of mortgage loans held for sale on nonaccrual status at December 31, 2020.
The following presents a reconciliation of the changes in mortgage loans held for sale to the amounts presented on the unaudited condensed consolidated statements of cash flows as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Fair value at beginning of period	$3,301,694	$1,554,230
Mortgage loans originated and purchased	31,055,708	8,344,755
Proceeds on sales and payments received	(29,001,344)	(8,311,842)
Change in fair value	(75,790)	35,040
(Loss) gain on loans(1)	(89,007)	110,201
Fair value at end of period	$5,191,261	$1,732,384
(1)This line as presented on the condensed consolidated statements of cash flows excludes OMSR and MSR hedging.
Note 4 – Mortgage Servicing Rights
The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold.
The MSRs give the Company the contractual right to receive service fees and other remuneration in exchange for performing loan servicing functions on behalf of investors in mortgage loans and securities. Upon sale, an MSR asset is capitalized, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

The following presents an analysis of the changes in capitalized mortgage servicing rights as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$748,457	$575,035
MSRs originated	294,357	94,972
MSRs purchased	4,817	—
Changes in valuation model inputs	197,896	(157,984)
Change due to cash payoffs and principal amortization	(89,170)	(36,152)
Balance at end of period	$1,156,357	$475,871
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans) as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Ginnie Mae	$25,287,243	$26,206,612
Fannie Mae	45,670,884	36,395,373
Freddie Mac	34,815,557	25,621,697
Other	47,688	53,567
Total mortgage servicing portfolio	$105,821,372	$88,277,249

MSR balance	$1,156,357	$748,457
MSR balance as % of unpaid mortgage principal balance	1.09%	0.85%
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Discount rate	9.37%	9.47%
Prepayment speeds	10.23%	14.43%
The key assumptions used to estimate the fair value of the MSRs are discount rate and the Conditional Prepayment Rate (“CPR”). Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase. Decreases in prepayment speeds generally have a positive effect on the value of the MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value.

The following table illustrates the hypothetical effect on the fair value of the Company’s MSR portfolio when applying unfavorable discount rate and prepayment speeds at two different data points as of March 31, 2021 and December 31, 2020 (in thousands):

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2021
HPF Portfolio	$(47,935)	$(91,953)	$(46,751)	$(90,842)
HPMAC Portfolio	(295)	(566)	(235)	(454)
December 31, 2020
HPF Portfolio	$(26,327)	$(50,702)	$(44,961)	$(85,383)
HPMAC Portfolio	(27)	(52)	(53)	(101)
MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties. Refer to Note 12 – Fair Value Measurements, for further discussions on the key assumptions used to estimate the fair value of the MSRs.
The following presents information related to loans serviced for which the Company has continuing involvement through servicing agreements as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Total unpaid principal balance	$110,064,444	$91,590,114
Loans 30-89 days delinquent	899,244	1,353,029
Loans delinquent 90 or more days or in foreclosure(1)	2,722,036	3,641,183
(1)Of the $2.7 billion and $3.6 billion of loans delinquent 90 days or more, approximately $1.7 billion and $2.5 billion are in forbearance primarily related to COVID-19 forbearance provided under the CARES Act as of March 31, 2021 and December 31, 2020, respectively.
The following presents components of Loan servicing fees as reported in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual servicing fees	$67,483	$42,905
Late fees	1,142	2,065
Other	1,713	(1,724)
Loan servicing fees	$70,338	$43,246
The Company held $25.6 million and $20.6 million of escrow funds within Other liabilities in the condensed consolidated balance sheets for its customers for which it services mortgage loans as of March 31, 2021 and December 31, 2020, respectively.

Note 5 – Derivative Financial Instruments
The Company’s derivative instruments include but are not limited to forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments entered into to hedge MSRs’ fluctuations in fair value. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.
The following presents the outstanding notional balances for derivative instruments not designated as hedging instruments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$13,274,522	$123,084	$2,334	$180,554
Interest rate lock commitments	14,423,428	20,193	—	(239,588)
Hedging mortgage servicing rights	5,409,000	137	39,763	(92,042)
Margin		43,495	222,243
Total		$186,909	$264,340
Cash placed with counterparties, net		$178,748

	Three Months Ended March 31, 2020
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$4,498,053	$843	$95,965	$(90,934)
Interest rate lock commitments	6,719,412	131,962	—	106,774
Hedging mortgage servicing rights	5,595,000	28,929	—	94,661
Margin		119,503	537
Total		$281,237	$96,502
Cash held with counterparties, net		$118,966
The following presents a summary of derivative assets and liabilities and related netting amounts as of March 31, 2021 (in thousands):

	March 31, 2021
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at March 31, 2021
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$123,084	$(91,333)	$31,751
Hedging mortgage servicing rights	137	(137)	—
Margin (cash placed with counterparties)	43,495	(22,659)	20,836
Liabilities:
Mortgage-backed securities forward trades	(2,334)	2,334	—
Hedging mortgage servicing rights	(39,763)	22,796	(16,967)
Margin (cash placed with counterparties)	(222,243)	88,999	(133,244)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	20,193	—	20,193
Hedging mortgage servicing rights	—	—	—
Total derivatives
Assets	$186,909	$(114,129)	$72,780
Liabilities	$(264,340)	$114,129	$(150,211)

The following presents a summary of derivative assets and liabilities and related netting amounts as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at December 31, 2020
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$1,320	$—	$1,320
Hedging mortgage servicing rights	4,419	—	4,419
Margin (cash placed with counterparties)	58,290	(45,427)	12,863
Liabilities:
Mortgage-backed securities forward trades	(61,124)	45,595	(15,529)
Hedging mortgage servicing rights	—	—	—
Margin (cash held with counterparties)	—	(168)	(168)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	257,785	—	257,785
Hedging mortgage servicing rights	12,509	—	12,509
Total derivatives
Assets	$334,323	$(45,427)	$288,896
Liabilities	$(61,124)	$45,427	$(15,697)
For information on the determination of fair value, refer to Note 12 – Fair Value Measurements.
Note 6 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021	As of December 31, 2020
Servicing advance receivable	$79,849	$97,893
Servicing advance reserves	(8,749)	(8,380)
Servicing receivable-general	4,033	2,660
Income tax receivable	47,877	54,347
Interest on servicing deposits	188	165
Pair off receivable	158,938	—
Other	8,419	6,160
Accounts receivable, net	$290,555	$152,845
Servicing advances are an important component of the business and are amounts that the Company, as servicer, is required to advance to, or on behalf of, the Company’s servicing clients, if such amounts are not received from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums, and amounts to maintain, repair, and market real estate properties on behalf of the Company’s servicing clients. In general, servicing advances have the highest reimbursement priority such that the Company is entitled to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. However, not all advances are collectable and an allowance for servicing advance reserves is recognized. This allowance represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience.

The following presents changes to the servicing advance reserve for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Servicing advance reserve, at beginning of period	$(8,380)	$(4,308)
Additions	(1,343)	(1,976)
Charge-offs	974	911
Servicing advance reserve, at end of period	$(8,749)	$(5,373)
Note 7 – Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with twelve separate financial institutions with a total maximum borrowing capacity of $6.4 billion at March 31, 2021 and $4.2 billion at December 31, 2020. As of March 31, 2021, the Company had $1.5 billion of unused capacity under its warehouse lines of credit.
The following presents the amounts outstanding as of March 31, 2021 and December 31, 2020 and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	Balance at March 31, 2021		Balance at December 31, 2020
$1,000M Warehouse Facility	May 2021	$914.4	million	$466.0	million
$600M Warehouse Facility	August 2021	543.7	million	421.9	million
$300M Warehouse Facility	September 2021	250.3	million	223.9	million
$500M Warehouse Facility	September 2021	441.4	million	401.2	million
$500M Warehouse Facility	September 2021	473.4	million	437.8	million
$500M Warehouse Facility	January 2022	445.4	million	232.1	million
$500M Warehouse Facility	January 2022	437.9	million	—	million
$1,200M Warehouse Facility	February 2022	675.8	million	459.9	million
$500M Warehouse Facility	March 2023	14.2	million	—	million
$550M Warehouse Facility	Evergreen	465.1	million	171.0	million
$88.5M Warehouse Facility	Evergreen	39.3	million	40.6	million
Gestation	Evergreen	146.7	million	151.0	million
Total warehouse lines of credit		$4,847.4	million	$3,005.4	million
The Company’s warehouse facilities’ variable interest rates are calculated using a base rate generally tied to 1-month LIBOR plus applicable interest rate margins, with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 2.46% as of March 31, 2021 and 2.75% as of December 31, 2020. The Company’s borrowings are 100% secured by the fair value of the mortgage loans held for sale at fair value.
The Company’s warehouse facilities generally require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth, among others. As of March 31, 2021, the Company was in compliance with all warehouse facility covenants.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.

Note 8 – Term Debt and Other Borrowings, net
The Company maintains term debt and other borrowings as follows:

	Maturity Date	Collateral	Balance at March 31, 2021		Balance at December 31, 2020
$500M MSR Facility	January 2023	Mortgage Servicing Rights	$346.6	million	$411.6	million
$550M Senior Notes	February 2026		550.0	million	—	million
$85M Servicing Advance Facility	May 2021	Servicing Advances	1.0	million	43.2	million
$10M Operating Line of Credit	May 2021	Mortgage Loans	3.3	million	1.0	million
Total			900.9	million	455.8	million
Debt issuance costs			(12.4)	million	(1.8)	million
Term debt and other borrowings, net			$888.4	million	$454.0	million
The Company maintains a $500 million MSR financing facility (the “MSR Facility”), which is comprised of $450 million of committed capacity and $50 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA mortgage servicing rights. Interest on the MSR Facility is based on 3-Month LIBOR plus the applicable margin with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying mortgage servicing rights. The MSR Facility has a three-year revolving period ending on January 31, 2022 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on January 31, 2023. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of March 31, 2021, the Company was in compliance with all covenants.
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
The Indenture governing the Senior Notes contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets.
The Company has an $85 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of LIBOR plus a margin and advance rate ranging from 85-95%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of March 31, 2021, the Company was in compliance with all covenants.
The Company also has a $10 million operating line with an interest rate based on the Wall Street Journal prime rate.
As of March 31, 2021, the Company had total unused capacity for its servicing advance facility and operating line of credit of $61.3 million and $9.0 million, respectively.
The servicing advance facility and the operating line of credit each has a maturity date of May 27, 2021. As of the date of these unaudited condensed consolidated financial statements were issued, the Company is in discussions with the lender to renew both facilities and the Company expects to execute a renewal prior to the maturity date.
Note 9 – Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the applicable loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the applicable loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $14.4 billion as of March 31, 2021 and $16.0 billion as of December 31, 2020.

Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There is a putative class action lawsuit alleging a single cause of action under the Real Estate Settlement Procedures Act (“RESPA”) for which the Company had accrued $2.0 million as of March 31, 2021. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the three months ended March 31, 2021 or 2020 and is not currently required to pay any such penalties or fines.
Note 10 – Regulatory Net Worth Requirements
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
Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could (i) remove the Company’s ability to sell and service loans to, or on behalf of, the Agencies and (ii) have a direct material effect on the Company’s condensed consolidated financial statements. In accordance with the regulatory capital guidelines, the Company must meet specific quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on the Company’s results, may significantly affect the Company’s net worth adequacy.
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
•Adjusted/Tangible Net Worth consists of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base of $2,500 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•Adjusted/Tangible Net Worth consists of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets and certain pledged assets.
Minimum Capital Ratio
For Fannie Mae, Freddie Mac, and Ginnie Mae, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency, measured as 90 plus day delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of Government Sponsored Entities (“GSE”), US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1,000 or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $276.3 million as of March 31, 2021. As of March 31, 2021, the Company was in compliance with this requirement.
The Company met all minimum net worth requirements to which it was subject as of March 31, 2021.
The following presents the Company’s required and actual net worth amounts as of March 31, 2021 (in thousands):

Home Point Financial Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$1,243,055	$2,500
Ginnie Mae	$1,243,055	$102,149
Fannie Mae	$1,243,055	$276,254
Freddie Mac	$1,243,055	$276,254
Various States	$1,243,055	$0 - 1,000
Home Point Mortgage Acceptance Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$18,954	$2,500
Ginnie Mae	$18,954	$2,816
Fannie Mae	$18,954	$3,907
Freddie Mac	$18,954	$3,907
Various States	$18,954	$0 - 1,000
Note 11 – Representation and Warranty Reserve
Certain whole loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The current UPB of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on historical experience and loan volume. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.
The following presents the activity of the outstanding repurchase reserves for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Repurchase reserve, at beginning of period	$18,080	$3,964
Additions	6,593	1,458
(Charge-offs)/recoveries	(863)	109
Repurchase reserves, at end of period	$23,810	$5,531
Note 12 – Fair Value Measurements
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
While the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such items existed, or had such items been liquidated, and those differences could be material to the condensed consolidated financial statements.
The following describes the methods used in estimating the fair values of certain condensed consolidated financial statements items:
Mortgage Loans Held for Sale: The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of loans repurchased from the GSEs that have subsequently been deemed to be non-saleable. These loans are considered Level 3.
Derivative Financial Instruments: The Company estimates the fair value of an IRLC based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The average pull-through rate for IRLCs was 83% for the three months ended March 31, 2021 and 73% for the year ended December 31, 2020. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company treats forward mortgage-backed securities sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments; therefore, the Company reports the loss in fair value in Gain on loans, net in the unaudited condensed consolidated statements of operations. These derivatives are classified as Level 2.
MSR-related derivatives represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs, which include options on swap contracts, interest rate swap contracts, and other instruments. These derivatives are not designated as hedging instruments; therefore, the Company reports the loss in fair value in Change in fair value of mortgage servicing rights, net in the condensed consolidated statements of operations. The fair value of MSR-related derivatives is determined using quoted prices for similar instruments. These derivatives are classified as Level 2.
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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$5,145,683	$6,529	$5,152,212
Mortgage loans held for sale – EBO	—	—	39,049	39,049
Derivative assets (IRLCs)	—	—	20,193	20,193
Derivative assets (MBS forward trades)	—	123,084	—	123,084
Derivative assets (MSRs)	—	137	—	137
Mortgage servicing rights	—	—	1,156,357	1,156,357
Total assets	$—	$5,268,904	$1,222,128	$6,491,032

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$2,334	$—	$2,334
Derivative liabilities (MSR)	—	39,763	—	39,763
Total liabilities	$—	$42,097	$—	$42,097

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$3,257,321	$3,800	$3,261,121
Mortgage loans held for sale – EBO	—	—	40,574	40,574
Derivative assets (IRLCs)	—	—	257,785	257,785
Derivative assets (MBS forward trades)	—	2,994	—	2,994
Derivative assets (MSRs)	—	15,254	—	15,254
Mortgage servicing rights	—	—	748,457	748,457
Total assets	$—	$3,275,569	$1,050,616	$4,326,185
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$61,124	$—	$61,124
Total liabilities	$—	$61,124	$—	$61,124
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$748,457	$257,785	$3,800	$40,573
Purchases, sales, issuances, contributions and settlements	299,174	—	2,973	(1,367)
Change in fair value	108,726	(237,592)	(244)	(157)
Transfers in/out(1)	—	—	—	—
Balance at end of period	$1,156,357	$20,193	$6,529	$39,049

	Three Months Ended March 31, 2020
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$575,035	$25,618	$1,159	$3,094
Purchases, Sales, Issuances, Contributions and Settlements	94,972	—	26	(2,178)
Change in fair value	(194,137)	106,344	43	—
Transfers in/out(1)	—	—	—	—
Balance at end of period	$475,870	$131,962	$1,228	$916
(1)Transfers in/out represents acquired assets and assets transferred out due to reclassification as real estate owned, foreclosure or claims.

The following presents an estimated fair value and UPB of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance (in thousands):

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at March 31, 2021	$5,152,211	$5,080,974	$71,237
Balance at December 31, 2020	$3,261,121	$3,117,552	$143,569
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company did not transfer any assets or liabilities between categories during the three months ended March 31, 2021 or 2020 other than the transfers between EBO loans to Other assets. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.4%
	Prepayment speeds	7.3% - 13.8%	10.2%
Interest rate lock commitments	Pull-through rate	27% - 100%	83%

	December 31, 2020
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.5%
	Prepayment speeds	13.8% - 16.4%	14.4%
Interest rate lock commitments	Pull-through rate	16% - 100%	73%
The key assumptions used to estimate the fair value of the MSRs are discount rate and the CPR. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase. Decreases in prepayment speeds generally have a positive effect on the value of the MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.
Fair Value of Other Financial Instruments: As of March 31, 2021 and December 31, 2020, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.

Note 13 – Stock Options
On January 21, 2021, the Company’s board of directors approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock that may be granted as stock options and restricted stock awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under the Home Point Capital LP 2015 Option Plan (the “2015 Option Plan”). The aggregate number of shares of the Company’s common stock available will be reduced by the number of shares of common stock underlying the award. The expiration date of the 2021 Plan shall be the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains vesting conditions based on both time-vesting service criteria, as well as performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
Prior to the consummation of the merger in connection with the IPO, the 2015 Option Plan governed awards of stock options to key persons conducting business for HPLP and its direct and indirect subsidiaries, including the Company. The 2015 Option Plan allowed awards in the form of options that are exercisable into common units of HPLP. In connection with the IPO, all outstanding options under the 2015 Option Plan were canceled and “substitute options” were granted under the 2021 Plan. The substitute options have an exercise price and cover a number of shares of common stock that results in the substitute options having the same (subject to rounding) intrinsic value as the outstanding options granted under the 2015 Option Plan.
The Company recognized $1.8 million and $0.1 million of compensation expense related to stock options within Compensation and benefits expense on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $15.0 million as of March 31, 2021 which are expected to vest and be recognized over a weighted-average period of 5.33 years. As of March 31, 2021, the number of options vested and exercisable was 2,343,173 and the weighted-average exercise price of the options currently exercisable was $2.78. The remaining contractual term of the options currently exercisable was 7.43 years as of March 31, 2021.
The following presents the activity of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—	—	$—
Granted	13,381,516	4.13	7.28	6.29
Exercised	357,400	1.78	—	3.59
Forfeited	—	—	—	—
Outstanding at March 31, 2021	13,024,116	$4.19	7.43	$6.36
The following presents a summary of the Company’s non-vested activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	13,381,516	6.29
Vested	2,343,173	3.78
Exercised	357,400	3.59
Forfeited	—	—
Non-vested at March 31, 2021	10,680,943	$6.36
The Company applied certain assumptions in determining the fair value of the options granted during the three months ended March 31, 2021. Expected life was estimated to be 8.3 years, risk-free interest rate applied was 1.7% and expected volatility utilized was 24.9%. The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0 - 10.4% to unvested options outstanding during the three months ended March 31, 2021.

Note 14 – Income Taxes

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes	$194,923	$(16,353)
Total provision (benefit) from income taxes	50,117	(3,489)
Effective tax provision rate	25.7%	21.3%
The Company’s effective income tax rate was 25.7% and 21.3% for the three months ended March 31, 2021 and 2020, respectively, compared to the statutory rate of 21%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investments, state taxes and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity and non-deductible transaction costs.
Note 15 – Segments
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
Origination
In the Origination segment, the Company originates and sells residential real estate mortgage loans in the United States through its consumer direct third party originations, and correspondent channels that offer a variety of loan programs that support the financial needs of the borrowers. In each of the channels, the Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held pending sale or securitization are also included in the revenues for this segment.
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
Other Information About the Company’s Segments
The Company's CODM evaluates performance, makes operating decisions, and allocates resources based on the Company's contribution margin. Contribution margin is the Company’s measure of profitability for its two reportable segments. Contribution margin is defined as revenue from Gain on loans, net, Loan fee income, Loan servicing fees, Change in fair value of MSRs, Interest income, and Other income (which includes Income from equity method investment) less directly attributable expenses. The accounting policies applied by the Company’s segments are the same as those described in Note 2 – Basis of Presentation and Significant Accounting Policies, and the decrease in MSRs due to valuation assumptions is consistent with the changes described in Note 4 - Mortgage Servicing Rights. Directly attributable expenses include salaries, commissions and associate benefits, general and administrative expenses, and other expenses, such as servicing costs and origination costs. Direct operating expenses incurred in connection with the activities of the segments are included in the respective segments.
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

The following tables present the key operating data for our business segments for the three months ended March 31, 2021 and 2020 (in thousands). For the three months ended March 31, 2021, the Company changed how contribution margin is calculated. Contribution margin is calculated as Total U.S. GAAP Revenue less directly attributable expenses. The Company previously calculated the contribution margin by excluding the Change in MSRs due to valuation assumptions, net of hedge. The updated calculation of the contribution margin presented herein aligns with how management and the CODM view the contribution margin for the Servicing segment. The Company intends to use such presentation on a go-forward basis, and previous periods have been revised to conform with this new calculation.

	Three Months Ended March 31, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$301,228	$—	$301,228	$—	$301,228	$—	$301,228
Loan fee income	44,115	—	44,115	—	44,115	—	44,115
Loan servicing fees	(8)	70,346	70,338	—	70,338	—	70,338
Change in FV of MSRs, net	—	12,848	12,848	—	12,848	—	12,848
Interest income (loss), net	1,288	252	1,540	(8,898)	(7,358)	—	(7,358)
Other income	—	128	128	4,836	4,964	(4,163)	801
Total U.S. GAAP Revenue	346,623	83,574	430,197	(4,062)	426,135	$(4,163)	$421,972
Contribution margin	$188,808	$64,852	$253,660	$(54,574)	$199,086	$—	$—
(1)The Company includes the income from its equity method investments in the All Other category. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.

	Three Months Ended March 31, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$102,563	$—	$102,563	$—	$102,563	$—	$102,563
Loan fee income	12,031	—	12,031	—	12,031	—	12,031
Loan servicing fees	(562)	43,808	43,246	—	43,246	—	43,246
Change in FV of MSRs, net	—	(91,527)	(91,527)	—	(91,527)	—	(91,527)
Interest income (loss), net	526	5,264	5,790	(5,854)	(64)	—	(64)
Other income	—	58	58	3,638	3,696	(2,316)	1,380
Total U.S. GAAP Revenue	114,558	(42,397)	72,161	(2,216)	69,945	$(2,316)	$67,629
Contribution margin	$62,728	$(55,664)	$7,064	$(21,102)	$(14,037)		—
(1)The Company includes the income from its equity method investments in the All Other segment. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.
The following table presents a reconciliation of contribution margin to consolidated U.S. GAAP Income (loss) before income tax (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) before income tax	$194,923	$(16,353)
Income from equity method investment	4,163	2,316
Contribution margin	$199,086	$(14,037)
Note 16 – Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services range from valuation services of mortgage servicing rights, insurance brokerage services, and loan review services for certain loan originations. The Company incurred expenses of $6.3 million and $0.2 million, in the three months ended March 31, 2021 and 2020, respectively, for products, services, and other transactions, which are included in Occupancy and equipment, General and administrative and Other expenses in the unaudited condensed consolidated statements of operations.

Note 17 – Subsequent Events
The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.
Amendment of MSR Facility
On May 4, 2021, HPF entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the Company, as guarantor, Goldman Sachs Bank USA, as the administrative agent, and the financial institutions that may from time to time become parties thereto as lenders. The Credit Agreement amends and restates that certain Amended and Restated Credit Agreement, dated as of July 11, 2019 (as amended, supplemented or otherwise modified, the “Prior Credit Agreement”), which related to the MSR Facility. The Credit Agreement provides for amendments to certain terms set forth in the Prior Credit Agreement, including (i) increasing the maximum facility amount, collateralized by FNMA, FHLMC, and GNMA mortgage servicing rights, from $500.0 million to $1.0 billion, of which $650.0 million is committed and $350.0 million is uncommitted, and (ii) extending the three-year revolving period from January 31, 2022 to May 4, 2024, followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 4, 2025. The changes to the GNMA extended three-year revolving period will take effect upon acknowledgement and approval by GNMA.
The Credit Agreement contains certain customary events of default and certain financial maintenance covenants under the Credit Agreement, which require each of HPF and the Company to not exceed a specified ratio of debt to tangible net worth at the end of each calendar month, to maintain certain minimum liquidity and tangible net worth requirements, and to comply with a limitation on additional indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements our management’s discussion and analysis for the year ended December 31, 2020 as contained in our 2020 Annual Report, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our 2020 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Note on Forward-Looking Statements” in this Report .
Data as of and for the three months ended March 31, 2021 and March 31, 2020, have been derived from our unaudited condensed consolidated financial statements included elsewhere in this Report.
Overview
We are a leading residential mortgage originator and servicer with a mission to create financially healthy, happy homeowners. Our business model is focused on growing originations through highly leverageable partner networks supported by at-scale operations, and managing the customer experience through our in-house servicing operation and proprietary Home Ownership Platform. Our originations are primarily sourced through a nationwide network of more than 6,000 independent mortgage brokerages, or our Broker Partners. We enable the success of our Broker Partner network through a unique blend of in market sales coverage and an efficient and scaled loan fulfillment process, which is supported by our fully integrated technology platform. We also source customers through nearly 600 correspondent sellers, or our Correspondent Partners. We maintain ongoing connectivity with approximately 400,000 customers through our servicing platform with the ultimate objective of establishing Customers for Life.
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
By executing on this strategy, we have developed our de novo platform into an industry leader with a historic market-leading growth position. As of December 31, 2020, we were the third largest wholesale lender with the fastest growth of the top five wholesale originators, according to Inside Mortgage Finance. Overall, Home Point is the 10th largest non-bank originator in the United States, according to Inside Mortgage Finance, having originated $29.4 billion in the three months ended March 31, 2021.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of more than 6,000 Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated Contribution margins of $188.8 million and $62.7 million for the three months ended March 31, 2021 and 2020, respectively.

Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell servicing rights. Our Servicing segment generated Contribution margins of $64.9 million and contribution loss of $55.7 million for the three months ended March 31, 2021 and 2020, respectively.
We believe that maintaining both an Origination segment and a Servicing segment provides us with a more balanced business model in both rising and declining interest rate environments, as compared to other industry participants that predominantly focus on either origination or servicing, instead of both.
Three months ended March 31, 2021 Compared to Three Months Ended March 31, 2020 Summary
For the three months ended March 31, 2021, we originated $29.4 billion of mortgage loans compared to $8.2 billion for the three months ended March 31, 2020, representing an increase of $21.3 billion or 260%. We generated $149.0 million of net income for the three months ended March 31, 2021 compared to a net loss of $10.5 million for the three months ended March 31, 2020. We generated $324.1 million of Adjusted revenue for the three months ended March 31, 2021 compared to $125.3 million for the three months ended March 31, 2020. We generated $73.2 million of Adjusted net income for the three months ended March 31, 2021 compared to $33.0 million for the three months ended March 31, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted Revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income (loss), the nearest comparable financial measure calculated and presented in accordance with GAAP.
Total net income for the three months ended March 31, 2021 included a $102.0 million increase in the fair value of Mortgage Servicing Rights (“MSR”), net of our MSR hedge results, primarily as a result of an increase in interest rates during the three months ended March 31, 2021. According to the Mortgage Bankers Association (the “MBA”), the average 30-year mortgage rate was approximately 2.90% during January 2021 and increased to 3.31% in March 2021. An increase of this nature generally results in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
The above-described increase in Adjusted revenue and Adjusted net income was primarily due to the increase in Gain on loans, net of $198.7 million and the increase in Loan fee income of $32.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in Gain on loans, net and Loan fee income was driven by the increase in Origination volume described above and increased margins, which increased by 30.5 basis points or 31.3% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our increased Origination volume also resulted in an increase in Compensation and benefits expense of $100.7 million or 190.2% for the three months ended March 31, 2021 compared to that for the three months ended March 31, 2020.
Recent Developments – COVID-19
Business Operations
While the financial markets have demonstrated significant volatility due to the economic impacts of COVID-19, our flexible, scalable platform and technology-enabled infrastructure have enabled us to respond quickly to the increased market demand, resulting in record levels of Origination volume. We continue to expect the increase in origination demands to remain steady as a result of the low interest rate environment and our competitive positioning in the markets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law. The CARES Act allows borrowers with federally backed loans to request a temporary mortgage forbearance through December 31, 2020. In addition, in February 2021, the federal government announced an additional extension of the original forbearance periods of three to six months depending on loan type. As of March 31, 2021, approximately 10,000, or 2.4%, of the loans in our MSR Servicing Portfolio had elected the forbearance option. Of the 2.4% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of March 31, 2021, approximately 10.4% remained current on their March 31, 2021 payments. As a result of the CARES Act forbearance requirements, we have experienced, and expect to continue to experience, increases in delinquencies in our MSR Servicing Portfolio.
As of March 31, 2021, the 60 days or more delinquent rate in our MSR Servicing Portfolio was 2.7%, compared to 4.4% as of December 31, 2020. As a servicer, we may be required to advance principal and interest to the investor for up to four months on Government Sponsored Entity (“GSE”) backed mortgages and longer on other government agency backed mortgages on behalf of borrowers who have entered a forbearance plan. In response to these potential GSE requirements, in April 2020 we amended our servicing advance facility to extend the maturity date to May 2021 and increased the total capacity from $50 million to $85 million. We plan to extend this facility beyond the current maturity date.

We are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings until the termination of the CARES Act forbearance period. As a result, we expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses.
Finally, under the CARES Act, we elected to defer the payment of $11.2 million of employer-related payroll taxes during 2020. Under the CARES Act, 50.0% of the deferred payroll taxes are due by December 31, 2021 and 50.0% are due by December 31, 2022. We have recorded the accrual for deferred payroll taxes within Accounts payable and accrued expenses in our unaudited condensed consolidated balance sheet as of March 31, 2021, as applicable.
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
There has been a long-term trend of falling interest rates, with intermittent periods of rate increases. According to the MBA, average 30-year mortgage rates declined by approximately 68 basis points from March 31, 2020 to March 31, 2021. When rates decline, our Origination volume generally increases as refinance opportunities increase. However, during the three months ended March 31, 2021, interest rates increased by approximately 41 basis points. An increase of this nature generally results in lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our two principal sources of revenue, mortgage origination and mortgage loan servicing, contribute to a stable business profile by creating a natural hedge against changes in the interest rate environment. Additionally, to mitigate the interest rate risk impact, we employ economic hedging strategies. Our economic hedging strategies allow us to protect our investment and help us manage our liquidity through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.

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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. We monitor both Origination volume, which represents funded volume, and Fallout Adjusted (“FOA”) lock volume which represents pull through adjusted volume expected from locks taken during the period at the inception of the lock. Other key performance indicators include the number of Broker Partners and number of Correspondent Partners, which enable us to monitor key inputs of our business model. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.
Origination Segment KPIs
The following summarizes key performance indicators for our business for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Origination Volume by Channel
Wholesale	$19,668,264	$4,946,545
Correspondent	8,243,380	2,925,706
Direct	1,514,287	292,812
Origination volume	$29,425,931	$8,165,063

FOA Lock Volume by Channel
Wholesale	$16,139,923	$6,962,668
Correspondent	6,673,059	3,227,697
Direct	739,796	335,386
FOA Lock Volume	$23,552,778	$10,525,751

Gain on sale margin by Channel (a)
Wholesale	$245,050	$130,171
Correspondent	22,162	21,412
Direct	26,758	14,579
Other gain (loss) on sale(b)	7,272	(63,598)
Total gain on sale margin	$301,242	$102,564

	Three Months Ended March 31,
	2021	2020
Gain on sale margin by Channel (bps) (a)
Wholesale	152	187
Correspondent	33	66
Direct	362	435
Other gain (loss) on sale(b)	3	(60)
Total gain on sale margin	128	97

Market Share
Overall share of origination market(c)	1.5%	1.2%
Share of wholesale channel(d)	7.0%	4.7%

Origination Volume by Purpose
Purchase	20.4%	39.3%
Refinance	79.6%	60.7%

Third Party Partners
Number of Broker Partners(e)	6,023	3,512
Number of Correspondent Partners(f)	620	552
Servicing Segment KPIs
The following summarizes key performance indicators for our business as of March 31, 2021 and 2020:

	As of March 31,
($ in thousands)	2021	2020
Mortgage Servicing
MSR Servicing Portfolio - UPB(g)	$105,821,372	$56,717,057
MSR Servicing Portfolio - Units(h)	396,641	251,990

60 days or more delinquent(i)	2.7%	1.7%

MSR Portfolio
MSR multiple(j)	3.84	2.61
Weighted Average Note Rate (k)	3.19%	3.94%
(a)Calculated as gain on sale, net, divided by Fallout Adjusted Lock volume. We previously calculated gain on sale margin as gain on sale, net, divided by Total Funded Origination Volume. We believe that the calculation of gain on sale margin presented herein aligns more closely with when revenue is recognized under U.S. GAAP and we intend to use such presentation on a go-forward basis.
(b)Includes realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(c)March 31, 2021 market data is not yet available from Inside Mortgage Finance as of the date of this filing. Overall share of origination market as of March 31, 2021 and 2020 is calculated as the Company’s originations dollar value for the three months ended March 31, 2021 and 2020, respectively, divided by the total residential originations during the year ended December 31, 2020 in the United States of America per Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics.
(d)March 31, 2021 market data is not yet available from Inside Mortgage Finance as of the date of this filing. Share of wholesale channel as of March 31, 2021 and 2020 is calculated as the Company’s originations dollar value for the three months ended March 31, 2021 and 2020, respectively, divided by the total wholesale originations during the year ended December 31, 2020 in the United States of America per Inside Mortgage Finance.
(e)Number of Broker Partners with whom the Company sources loans.
(f)Number of Correspondent Partners from whom the Company purchases loans.
(g)The unpaid principal balance of loans we service on behalf of Ginnie Mae, Fannie Mae, Freddie Mae and others, at period end.
(h)Number of loans in our servicing portfolio at period end.

(i)Total balances of outstanding loan principals for which installment payments are at least 60 days past due as a percentage of the outstanding loan principal as of a specified date. Includes delinquent loans in COVID-19 pandemic-related forbearance plans provided in the CARES Act.
(j)Calculated as the MSR fair market value as of a specified date divided by the related UPB divided by the weighted average service fee.
(k)Weighted average interest rate of our MSR portfolio at period end.
Non-GAAP Financial Measures
We believe that certain non-GAAP financial measures presented herein, including Adjusted revenue and Adjusted net income can provide useful information to investors and others in understanding and evaluating our operating results. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other operating performance measure calculated in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.
We believe that the presentation of Adjusted revenue and Adjusted net income provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted revenue and Adjusted net income provide indicators of performance that are not affected by fluctuations in certain costs or other items. Accordingly, management believes that these measurements are useful for comparing general operating performance from period to period, and management relies on these measures for planning and forecasting of future periods. The Company measures the performance of the segments primarily on a contribution margin basis. Additionally, these measures allow management to compare our results with those of other companies that have different financing and capital structures. However, other companies may define Adjusted revenue and Adjusted net income differently, and as a result, our measures of Adjusted revenue and Adjusted net income may not be directly comparable to those of other companies.
Adjusted revenue. We define Adjusted revenue as Total revenue, net exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs hedge and adjusted for Income from equity method investment.
Adjusted net income. We define Adjusted net income as Net income (loss) exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.
The non-GAAP information presented below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes.
The following is a reconciliation of Adjusted revenue and Adjusted net income to the nearest GAAP financial measures of Total revenue, net and Net income (loss), as applicable:
Reconciliation of Adjusted Revenue to Total Revenue, Net

	Three Months Ended March 31,
($ in thousands)	2021	2020
Total revenue, net	$421,972	$67,629
Income from equity method investment	4,163	2,316
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(102,020)	55,374
Adjusted revenue	$324,115	$125,319
Reconciliation of Adjusted Net Income to Total Net Income (Loss)

	Three Months Ended March 31,
($ in thousands)	2021	2020
Total net income (loss)	$148,969	$(10,548)
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(102,020)	55,374
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	26,231	(11,814)
Adjusted net income	$73,180	$33,012
(a)MSR fair value changes due to valuation inputs and assumptions are measured using a stochastic discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies and Note 4 – Mortgage Servicing Rights to our unaudited condensed consolidated financial statements included elsewhere in this Report. We exclude changes in fair value of MSRs (due to inputs and assumptions), net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full.
(b)The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income (loss) before income tax.
Results of Operations — Three Months Ended March 31, 2021 and 2020
Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$301,228	$102,563	$198,665	193.7%
Loan fee income	44,115	12,031	32,084	266.7%
Interest income	25,577	15,849	9,728	61.4%
Interest expense	(32,935)	(15,913)	(17,022)	107.0%
Interest expense, net	(7,358)	(64)	(7,294)	(11396.9%)
Loan servicing fees	70,338	43,246	27,092	62.6%
Change in fair value of mortgage servicing rights, net	12,848	(91,527)	104,375	(114.0%)
Other income	801	1,380	(579)	(42.0)%
Total revenue, net	421,972	67,629	354,343	524.0%

Compensation and benefits	153,642	52,950	100,692	190.2%
Loan expense	22,418	6,800	15,618	229.7%
Loan servicing expense	8,093	7,953	140	1.8%
Occupancy and equipment	8,555	5,320	3,235	60.8%
General and administrative	22,244	7,222	15,022	208.0%
Depreciation and amortization	2,761	1,499	1,262	84.2%
Other expenses	9,336	2,238	7,098	317.2%
Total expenses	227,049	83,982	143,067	170.4%

Income (loss) before income tax	194,923	(16,353)	211,276	1292.0%
Income tax expense (benefit)	50,117	(3,489)	53,606	1536.4%
Income from equity method investment	4,163	2,316	1,847	79.7%
Total net income (loss)	$148,969	$(10,548)	159,517	1512.3%
The increase in Net income was primarily the result of an increase in Gain on loans, net due to increased Origination volume. The increase in Total net income was further driven by an increase in Loan fee income due to the growth of our Origination volume as well as a favorable Change in fair value of mortgage servicing rights, net that was primarily driven by the increase in mortgage interest rates which resulted in a decrease of prepayment speeds. The increase in Total net income was partially offset by an increase of Compensation and benefits expense due to increases in commissions and headcount as a result of the growth in Origination volume.
Total Revenue, net
Gain on loans, net
Gain on loans, net is driven by volume (fallout adjusted locks) and our gain on sale margin within each channel of our Origination segment for each of the periods presented:

	Three Months Ended March 31,
	2021			2020
Channel	Fallout adjusted Locks	Gain on sale Margin (a)	Gain on loans, net	Fallout adjusted Locks	Gain on sale Margin (a)	Gain on loans, net
Wholesale	16,139,923	1.52%	245,050	6,962,668	1.87%	130,171
Correspondent	6,673,059	0.33%	22,162	3,227,697	0.66%	21,412
Direct	739,796	3.62%	26,758	335,386	4.35%	14,579
Other gain on sale	n/a	n/a	7,272	n/a	n/a	(63,598)
Total gain on sale	23,552,778	1.28%	301,242	10,525,751	0.97%	102,564
(a)Gain on sale margin represents the margin on new interest rate lock commitments, realized and unrealized gains and losses on mortgage loans, changes in fair value of all loan-related derivatives, including interest rate lock commitments and, freestanding loan-related derivatives, and the provision for the losses related to the representation and warranty reserve, and is calculated as the ratio of Gain on loans, net to the UPB of new fallout-adjusted interest rate lock commitments.
In addition, the table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended March 31,
(in thousands, except Gain on sale margin)	2021	2020
Origination volume	$29,425,931	$8,165,053
Originated MSR - UPB	$28,022,026	$7,748,482
Retained servicing (UPB)(a)	96.3%	97.1%
(a)Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
The increase in Gain on loans, net was due to an increase of $13.0 billion, or 123.7% of new fallout adjusted lock volume, combined with a 31.3% increase in margin.
We experienced increases in fallout adjusted lock volume across all of our origination channels primarily due to an increase in our overall share of the origination market, which increased to 1.5% from 1.2% and our share of the wholesale channel which increased to 7.0% from 4.7%. In addition, the overall origination market increased as a result of lower mortgage interest rates where average mortgage interest rates were 2.9% compared to 3.5% according to the Mortgage Bankers Association. In general, when mortgage interest rates are lower, demand increases, which generally leads to higher volume, and specifically, a higher amount of refinance originations. The increase in Gain on loans, net attributable to increased new fallout adjusted lock volume was partially offset by lower margins on new fallout adjusted locks attributable to our origination channels, primarily due to an increase in competition among mortgage lenders. Generally, when mortgage interest rates rise, competition increases and as a result, gain on sale margins decline. The increase in Gain on loans, net was also due to a $70.9 million favorable change in Other gain on sale for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Other includes realized and unrealized gains/(losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through. The $63.6 million loss in Other for the three months ended March 31, 2020 was the result of interest rate volatility due to the economic instability caused by the onset of the COVID-19 pandemic during the period. The $7.3 million gain in Other for the three months ended March 31, 2021 was primarily attributable to higher actual pull-through compared to modeled pull-through as a result of increasing mortgage interest rates during the period.
Loan fee income
The increase in Loan fee income was primarily driven by an increase in Origination volume discussed above.
Loan servicing fees

	Three Months Ended March 31,
($ in thousands)	2021	2020
Retained servicing fees, net of guarantee fees	$67,483	$42,905
Late fees and other	2,855	341
Loan servicing fees	$70,338	$43,246
The table below provides details of the characteristics of our mortgage loan servicing portfolio for each of the periods presented:

	As of March 31,
($ in thousands)	2021	2020
MSR Servicing Portfolio - UPB	$105,821,372	$56,717,057
Average MSR Servicing Portfolio - UPB	$97,049,310	$54,658,802
MSR Servicing Portfolio – units	396,641	251,990
MSRs Fair Value Multiple (x)	3.8x	2.6x
Delinquency Rates (%)	2.7%	1.7%
Weighted average credit score	739	722
Weighted average servicing fee, net (bps)	28.4	32.2
The increase in loan servicing fees was primarily driven by an increase in Retained Servicing fees, net of guarantee fees due to an increase in the Average MSR Servicing Portfolio of $42.4 billion, or 77.6% which was primarily driven by an increase in Origination volume.
Change in fair value of MSRs

	Three Months Ended March 31,
($ in thousands)	2021	2020
Realization of cash flows	$(89,170)	$(36,153)
Valuation inputs and assumptions	197,896	(157,984)
Hedge	(95,878)	102,610
Change in fair value of MSRs	$12,848	$(91,527)
The increase in Change in fair value of MSRs was primarily driven by the Valuation inputs and assumptions gain recorded for the three months ended March 31, 2021, that was driven by an increase in interest rates during the period, as compared to the loss recorded in the three months ended March 31, 2020 that was driven by a decrease in interest rates during the period. An increase in interest rates results in lower modeled prepayment speeds. Valuation inputs and assumptions gains and losses are offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation input and assumptions. The increases were offset by an increase in loss from realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The higher prepayments experienced during the three months ended March 31, 2021 was the result of lower mortgage rates during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The higher scheduled payments collected on loans in our MSR portfolio for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to the 82% increase in the average servicing portfolio.
Interest expense, net
The components for Interest expense, net for the periods presented were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Interest income	$25,577	$15,849
Interest expense	(32,935)	(15,913)
Interest expense, net	$(7,358)	$(64)
The increase in interest expense, net was due to an increase in average warehouse borrowings outstanding as a result of our increased origination volume combined with an increase in our term debt interest expense as a result of our new Senior Notes (as defined below) issued during the three months ended March 31, 2021. The increase in interest expense was partially offset an increase in interest income from higher interest earned on mortgage loans held for sale due to an increase in average mortgage loans held for sale due to the increase in Origination volume.
Expenses
Increase in total expenses was primarily driven by an increase in Compensation and benefits expense due to an increase in Origination volume.

Compensation and benefits expense increased primarily driven by an increase of $39.4 million in commissions and bonuses resulting from an increase in Origination volume, as well as an increase of $61.3 million in salary and benefits expense largely driven by an 150.3% increase in employee headcount to support our increased Origination volume, as well as to support the growth of our servicing portfolio. As a percentage of volume, Compensation and benefits expense was 0.5% and 0.6% of Origination volume for the three months ended March 31, 2021 and March 31, 2020, respectively.
Loan expense increase was consistent with the increase in Origination volume.
Loan servicing expense increased primarily driven by $1.9 million in loan servicing operations costs due to a 57% increase in mortgage servicing portfolio units. The increase was partially offset by a decrease of $1.8 million in write-offs of uncollectible servicing advances due to a decrease in foreclosure costs on defaulted loans. We experienced lower foreclosure-related expenses as a result of the foreclosure moratoriums enacted by state governments in response to the COVID-19 pandemic.
Occupancy and equipment expense increased was primarily driven by an increase in equipment and information technology associated expense of $3.0 million driven by our increased headcount due to higher Origination volume and the increased size of our servicing portfolio.
General and administrative expense increased primarily driven by an increase in professional services fees of $15.7 million related to our loan origination process and an increase in advertising and marketing of $0.4 million as a result of the increase in Origination volume. These increases were partially offset by a decrease in travel and entertainment of $1.0 million as we restricted our associates’ non-essential business travel in response to the COVID-19 pandemic.
Depreciation and amortization expense decreased primarily driven by a reduction in amortization of intangibles, partially offset by an increase in depreciation related to increases in fixed assets.
Income tax expense on continuing operations increased primarily due to an increase in pre-tax income. Our overall effective tax rate of 25.7% and 21.3% for the three months ended March 31, 2021 and 2020, respectively, differed from the U.S. statutory rate of 21.0% primarily due the impact of income from equity method investment and state incomes taxes in both years. In addition, in 2021, the difference from the statutory rate was also attributable to non-deductible transaction costs related to our initial public offering (the “IPO”) and limitations on the tax deductibility of officers’ compensation applicable to a public entity.
Summary Results by Segment for the Three Months Ended March 31, 2021 and 2020
We have two segments:
•Our Origination segment consists of a combination of retail and third-party loan production operations. The increase in revenues for the Origination segment was primarily driven by an increase in loan Origination volume.
•Our Servicing segment consists of servicing loans the Company had initially originated and subsequently sold, for which the Company retained servicing rights as well as MSRs the Company occasionally purchases from others. The increase in revenues for the Servicing segment was primarily driven by an increase in servicing fees due to increase in our servicing portfolio and a gain we recorded in the Change in fair value of mortgage servicing rights, net due to an increase in interest rates that resulted in lower modeled prepayment speeds.
Origination
The table below presents details of Revenue and Contribution margin for the Origination segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Gain on loans, net	$301,228	$102,563
Loan fee income	44,115	12,031
Loan servings fees	(8)	(562)
Interest income	1,288	526
Total Origination segment revenue	346,623	114,558
Directly attributable expense	157,817	51,830
Contribution margin	$188,806	$62,728

Servicing
The table below presents details of Revenue and Contribution margin for the Servicing segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Loan servicing fees	$70,346	$43,808
Interest income	252	5,264
Other income	128	58
Total Servicing segment revenue	70,726	49,130
Directly attributable expense	18,722	13,267
Primary margin	52,004	35,863
Change in MSR fair value: amortization	(89,170)	(36,153)
Change in MSR fair value: mark-to-market, net of hedge	102,018	(55,375)
Contribution margin	$64,852	$(55,665)
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
As of March 31, 2021, we held mortgage warehouse lines of credit arrangements with twelve separate financial institutions with a total maximum borrowing capacity of $6.4 billion and an unused borrowing capacity of $1.5 billion. Refer to Note 7 – Warehouse Lines of Credit of our unaudited condensed consolidated financial statements.
As of March 31, 2021, we maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $574.5 million and unused borrowing capacity of $223.7 million. Our servicing advance financing facility and the operating line of credit each has a maturity date of May 27, 2021. We are currently in active discussions with the lender of the two facilities and expect to renew the facilities prior to the maturity date. Refer to Note 7 – Warehouse Lines of Credit of our unaudited condensed consolidated financial statements.
The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our origination volume, the amount of time it takes us to sell the loans we originate, and the amount of loans being self-funded with cash.
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
On January 19, 2021, we issued $550.0 million aggregate principal amount of our 5.000% senior unsecured notes due 2026 (the “Senior Unsecured Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act according to the terms and conditions of an indenture (the “Senior Unsecured Notes Indenture”) and purchase agreement, the proceeds of which were used to fund a distribution of $269.3 million to Home Point Capital LP, our direct parent prior to the consummation of the merger in connection with our initial public offering, to repay the $270.0 million of indebtedness then-currently outstanding under our $500 million MSR financing facility, and to pay fees and expenses related thereto.
Interest on the Senior Unsecured Notes is payable at a rate of 5.000% per annum, semi-annually on February 1 and August 1 of each year, beginning August 1, 2021. The Senior Unsecured Notes will mature on February 1, 2026. The Senior Unsecured Notes Indenture governing the Senior Unsecured Notes also contains customary covenants and events of default.
We were in compliance with all covenants under our warehouse facilities and other lines of credit as of March 31, 2021 and March 31, 2020 and with all covenants under the Senior Unsecured Notes Indenture as of March 31, 2021.
Cash Flows
Our cash flows for the three months ended March 31, 2021 and March 31, 2020 are summarized below.

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(1,911,372)	$(202,213)
Net cash used in investing activities	(4,078)	(2,395)
Net cash provided by financing activities	1,979,705	210,925
Net increase in Cash and cash equivalents and restricted cash	64,255	6,317
Cash and cash equivalents and restricted cash at end of period	$261,148	$88,048

Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale for the three months ended March 31, 2021 and 2020 as shown below:

($ in thousands)	Three Months Ended March 31,
Cash flows from:	2021	2020
Mortgage loans held for sale	$(2,054,364)	$(32,913)
Gain on loans, net	(301,228)	(102,563)
Change in fair value of derivative assets	147,414	(240,693)
Other operating sources	296,806	173,956
Net cash used in operating activities	$(1,911,372)	$(202,213)
Cash used in operating activities increased primarily due to an increase in origination volume. Cash provided in Change in fair value of derivative assets was primarily due to decrease in our interest rate lock commitment revenue and margin call assets as a result of increased interest rates during the three months ended March 31, 2021. Increases in cash used were partially offset by a cash provided in Other operating sources primarily due to an increase in Net income, increases in Other liabilities and Deferred income tax due to increases in deferred tax liabilities related to MSRs and derivative assets for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Investing Activities
Cash used in investing activities increased primarily due to the additional purchase of IT equipment as a result of the increased headcount in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in Warehouse borrowings as shown below:

($ in thousands)	Three Months Ended March 31,
Cash flows from:	2021	2020
Warehouse borrowings	$1,842,017	$143,052
Other financing sources	432,585	4,100
(Distribution to) contribution from parent	(294,897)	63,773
Net cash provided by financing activities	$1,979,705	$210,925
Cash provided by financing activities increased primarily due to an increase in warehouse borrowings to be utilized for funding increased loan origination volume. Additionally, we issued $550 million of Senior Unsecured Notes during the three months ended March 31, 2021 which increased the other financing sources. These increases were partially offset by approximately $270 million pay down of our MSR financing facility with the proceeds of the Senior Unsecured Notes. Increases in cash provided by the financing activities were offset by approximately $270 million of distributions paid to HPLP, our direct parent prior to the consummation of the merger in connection with the IPO, during the three months ended March 31, 2021 compared to $63.8 million of contribution from HPLP recorded during the three months ended March 31, 2020.
Shareholders’ Equity
Total shareholders’ equity increased by $318.6 million, or 68.7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by net income of $149.0 million recognized for the three months ended March 31, 2021.

Contractual Obligations and Other Commitments
For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2020 Annual Report. There have not been any material changes to our contractual obligations since December 31, 2020.
Repurchase and Indemnification Obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. Refer to Note 11 – Representation and Warranty Reserve to our unaudited condensed consolidated financial statements for additional information.
Off Balance Sheet Arrangements
Refer to Note 9 – Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this form.
New Accounting Pronouncements Not Yet Effective
Refer to Note 2 – Basis of Presentation and Significant Accounting Policies to our unaudited condensed consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, as a mortgage lender, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk and risk related to the COVID-19 pandemic.
Our 2020 Annual Report provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2020 Annual Report.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2021.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 9 – Commitments and Contingencies of our unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our 2020 Annual Report. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

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

10.1
Amendment No. 4 to Master Repurchase Agreement and Securities Contract, dated as of February 11, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).

10.2+
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

10.3+
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

10.4+
Third Amendment to Amended and Restated Credit Agreement, dated as of January 27, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).

10.5
Stockholders’ Agreement, dated as of February 2, 2021, by and among the Company and Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P. and Trident VI Professionals Fund, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).

10.6†	Home Point Capital Inc. 2021 Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.7†
Form of Substitute Option Agreement under the 2021 Incentive Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.8†	Form of 2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.9+
Master Repurchase Agreement and Securities Contract, dated as of January 8, 2021, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.10+†
Consulting Agreement, dated January 9, 2021, by and between Home Point Financial Corporation and Andrew Bon Salle (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.11+†
Amendment No. 2 to Home Point Capital LP 2015 Option Plan, dated January 6, 2021 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.12†
Form of Non-Employee Director RSU Agreement under the 2021 Incentive Plan (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.13	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).

Exhibit Number	Description
10.14*	Confirmation and Amendment of Participation Agreement, dated as of March 1, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.15*+
Amendment No. 5 to Master Repurchase Agreement and Securities Contract, dated as of March 10, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

10.16*	Confirmation and Amendment of Participation Agreement, dated as of March 18, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.17+
Master Repurchase Agreement, dated as of March 24, 2021, by and between Goldman Sachs Bank USA, as buyer, and Home Point Financial Corporation, as seller and guarantor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 26, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
†    Compensatory arrangements for director(s) and/or executive officer(s).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME POINT CAPITAL INC.

Dated: May 13, 2021	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)