Form 10-Q
period 2021-06-30
Home Point Capital Inc.
filed 2021-08-11
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 9, 2021, the registrant had 139,491,635 shares of common stock, par value $0.0000000072 per share, outstanding.

i

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements other than statements of historical facts contained in this Report, including among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements, which are based on currently available information, operating plans, and projections about future events and trends, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed on March 12, 2021 (our “2020 Annual Report”). Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated by forward-looking statements include, among others:
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
•risks and uncertainties associated with litigation, including any employment, intellectual property, consumer protection, class action and other litigation matters, and related unfavorable publicity;
•exposure to new risks and increased costs as a result of initiating new business activities or strategies or significantly expanding existing business activities or strategies;

•any failure to comply with the significant amount of regulation applicable to our investment management subsidiary;
•the impact of changes in political or economic stability or in government policies on our material vendors with operations in India;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets:
Cash and cash equivalents	$209,880	$165,230
Restricted cash	42,994	31,663
Cash and cash equivalents and Restricted cash	252,874	196,893
Mortgage loans held for sale (at fair value)	5,412,452	3,301,694
Mortgage servicing rights (at fair value)	1,267,253	748,457
Property and equipment, net	23,350	21,710
Accounts receivable, net	177,360	152,845
Derivative assets	125,217	334,323
Goodwill and intangibles	10,789	10,789
GNMA loans eligible for repurchase	988,218	2,524,240
Other assets	112,143	87,622
Total assets	$8,369,656	$7,378,573
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$5,057,590	$3,005,415
Term debt and other borrowings, net	1,166,538	454,022
Accounts payable and accrued expenses	146,138	167,532
GNMA loans eligible for repurchase	988,218	2,524,240
Other liabilities	301,844	299,890
Total liabilities	7,660,328	6,451,099
Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Preferred stock (Authorized shares: 250,000,000; none issued and outstanding, par value $0.0000000072 per share)	—	—
Common stock (Authorized shares: 1,000,000,000; 139,487,097 shares issued and outstanding, par value $0.0000000072 per share)	—	—
Additional paid-in capital	520,505	519,510
Retained earnings	188,823	407,964
Total shareholders' equity	709,328	927,474
Total liabilities and shareholders' equity	$8,369,656	$7,378,573

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Gain on loans, net	$75,029	$356,871	$376,257	$459,434
Loan fee income	39,500	20,394	83,615	32,425

Interest income	34,648	11,811	60,225	27,660
Interest expense	(44,136)	(14,373)	(77,071)	(30,286)
Interest expense, net	(9,488)	(2,562)	(16,846)	(2,626)
Loan servicing fees	85,584	42,309	155,922	85,555
Change in fair value of mortgage servicing rights, net	(106,905)	(72,249)	(94,057)	(163,776)
Other income	652	261	1,453	1,641
Total revenue, net	84,372	345,024	506,344	412,653
Expenses:
Compensation and benefits	127,296	81,335	280,938	134,285
Loan expense	17,483	7,624	35,178	12,953
Loan servicing expense	7,507	8,307	15,600	16,260
Production technology	8,169	5,049	17,455	8,162
General and administrative	26,549	11,868	52,786	22,768
Depreciation and amortization	2,350	1,427	5,111	2,926
Other expenses	8,638	2,756	17,973	4,994
Total expenses	197,992	118,366	425,041	202,348
Income (loss) before income tax	(113,620)	226,658	81,303	210,305
Income tax expense (benefit)	(27,209)	59,501	22,908	56,012
Income from equity method investments	13,198	1,864	17,361	4,180
Total net income (loss)	$(73,213)	$169,021	$75,756	$158,473

Earnings (loss) per share:
Basic	$(0.53)	$1.22	$0.54	$1.19
Diluted	(0.53)	$1.21	$0.54	$1.19

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, March 31, 2020	138,860,103	—	$518,780	$(55,097)	$463,683
Stock based compensation	—	—	253	—	253
Net income	—	—	—	169,021	169,021
Ending balance, June 30, 2020	138,860,103	—	$519,033	$113,924	$632,957

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, March 31, 2021	139,045,176	—	$520,261	$262,036	$782,297
EE stock purchase (option exercise)	441,921	—	(1,503)	—	(1,503)
Stock based compensation	—	—	1,747	—	1,747
Net loss	—	—	—	(73,213)	(73,213)
Ending balance, June 30, 2021	139,487,097	—	$520,505	$188,823	$709,328

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2019	138,860,103	—	$454,861	$(44,549)	$410,312
Contributed capital	—	—	63,773	—	63,773
Stock based compensation	—	—	399	—	399
Net income	—	—	—	158,473	158,473
Ending balance, June 30, 2020	138,860,103	—	$519,033	$113,924	$632,957

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2020	138,860,103	—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Distribution to parent	—	—	—	(295,089)	(295,089)
EE stock purchase (option exercise)	626,994	—	(2,531)	—	(2,531)
Stock based compensation	—	—	3,526	—	3,526
Net income	—	—	—	75,756	75,756
Ending balance, June 30, 2021	139,487,097	—	$520,505	$188,823	$709,328

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$75,756	$158,473
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	5,111	2,135
Amortization of intangible assets	—	792
Amortization of debt issuance costs	1,620	342
Gain on loans, net	(376,257)	(459,434)
Provision for representation and warranty reserve	9,821	10,740
Stock based compensation expense	3,526	399
Deferred income tax	22,789	55,947
Income from equity method investment	(17,361)	(4,180)
Origination of mortgage loans held for sale	(57,917,479)	(20,245,050)
Proceeds on sale and payments from mortgage loans held for sale	55,578,192	20,303,654
Change in fair value of mortgage servicing rights, net	94,057	163,776
Change in fair value of mortgage loans held for sale	10,633	(37,635)
Non-cash lease expense	—	35
Change in fair value of derivative assets	209,106	(203,514)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,515)	12,687
Other assets	(7,157)	1,951
Accounts payable and accrued expenses	(21,394)	38,478
Other liabilities	(30,659)	23,909
Net cash used in operating activities	(2,384,211)	(176,495)

Investing activities:
Purchases of property and equipment, net of disposals	(6,751)	(5,707)
Purchases of mortgage servicing rights	(18,701)	—
Net cash used in investing activities	(25,452)	(5,707)

Financing activities:
Proceeds from warehouse borrowings	57,710,590	20,093,890
Payments on warehouse borrowings	(55,658,415)	(19,804,563)
Proceeds from term debt borrowings	1,140,000	22,600
Payments on term debt borrowings	(375,000)	(60,000)
Proceeds from other borrowings	65,000	64,500
Payments on other borrowings	(105,000)	(103,500)
Payments of debt issuance costs	(14,103)	—
Employee stock purchases (option expense)	(2,531)	—
Capital contributions from parent	192	63,773
Distribution to parent	(295,089)	—
Net cash provided by financing activities	2,465,644	276,700
Net increase in cash, cash equivalents and restricted cash	55,981	94,498
Cash, cash equivalents and restricted cash at beginning of period	196,893	81,731
Cash, cash equivalents and restricted cash at end of period	$252,874	$176,229
Supplemental disclosure:
Cash paid for interest	$53,267	$30,977
Cash paid for taxes	$268	$66
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Amounts)
(unaudited)
Note 1 – Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC” or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships. The Company manages the customer experience through its in-house servicing operation and proprietary Home Ownership Platform. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation, a New Jersey corporation (“HPF”), a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the United States. Home Point Asset Management LLC, a Delaware limited liability company (“HPAM”), is a wholly owned subsidiary of the Company and manages certain servicing assets. HPAM’s wholly owned subsidiary, Home Point Mortgage Acceptance Corporation, an Alabama Corporation (“HPMAC”), services residential real estate mortgage loans. Home Point Corporation Insurance Agency LLC, a Michigan limited liability company (“HPCIA” and together with HPF, HPAM, and HPMAC, the “wholly owned subsidiaries”), is a wholly owned subsidiary of the Company that brokers home owner insurance policies.
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
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2020 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
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
Stock Split
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
COVID-19 Pandemic Update
While the financial markets have demonstrated volatility due to the economic impacts of the COVID-19 pandemic, the adverse impact to the Company has been limited to our MSR Servicing Portfolio. As part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020 in response to the pandemic, borrowers with federally backed loans were able to request a temporary mortgage forbearance. In addition, the federal government announced additional extensions of the eligible forbearance periods for certain federally backed mortgage loans to support the housing market’s orderly transition to post-pandemic operation. The CARES Act imposed various compliance obligations on mortgage servicing activities, including, but not limited to, mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Additionally, federal regulations issued as of June 28, 2021 with an effective date of August 31, 2021, impose several new compliance obligations and extend the foreclosure moratorium until December 31, 2021, for most mortgage loans. As of June 30, 2021, approximately 6,500 loans that represents about $1.6 billion of Unpaid Principal Balance (“UPB”), or 1.3% of the loans in our MSR Servicing Portfolio had elected the forbearance option. Of the 1.3% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of June 30, 2021, approximately 77% are 60 days or more delinquent on their June 30, 2021 payments. As a result of the CARES Act forbearance requirements, there has been increases in delinquencies in the MSR Servicing Portfolio and the Company is monitoring delinquencies through the expiration of the applicable CARES Act programs. While the Company has not, to date, experienced a material adverse effect on its results of operations, financial position, or liquidity due to the COVID-19 pandemic, it is difficult to predict what the ongoing impact of the pandemic will be on the economy, the Company’s customers or its business, including the pandemic’s effect on post-pandemic economic activity.
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
Mortgage servicing rights are recognized as assets on the condensed consolidated balance sheets when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies, and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The Company obtains valuations from an independent third party on a quarterly basis and records an adjustment based on this third-party valuation. Changes in the fair value are recognized in Change in fair value of mortgage servicing rights, net on the Company's unaudited condensed consolidated statements of operations. Purchased mortgage servicing rights are recorded at the fair value which often is the purchase price at the date of purchase. Refer to Note 4 – Mortgage Servicing Rights.
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
Equity Method Investments are business entities, which the Company does not have control of, but has the ability to exercise significant influence over operating and financial policies and are accounted for using the equity method. The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. The Company recognizes investments in equity method investments initially at cost and are adjusted for HPC’s share of earnings or losses, contributions or distributions. Equity method investments are reported on the consolidated balance sheets in Other assets. The following presents condensed financial information of Longbridge Financial, LLC (in thousands):

Equity Investment in Longbridge Financial, LLC
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$113,263	$67,960	$190,618	$126,675
Net income	26,555	12,020	34,931	12,939
Net income attributable to the investee	13,198	5,974	17,361	6,431

Earnings per share (“EPS”) is calculated and presented in the unaudited condensed consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is based on the weighted average number of common shares outstanding during the period. There were 139.0 million and 138.9 million weighted average shares outstanding for the three months ended June 30, 2021 and 2020, respectively, and 139.0 million and 133.2 million weighted average shares outstanding for the six months ended June 30, 2021 and 2020, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued. For the three months ended June 30, 2021, 1.6 million shares were excluded from the computation of diluted (loss) per share due to their anti-dilutive effect. For the three months ended June 30, 2020, 139.1 million shares would be outstanding on a fully-dilutive basis. For the six months ended June 30, 2021 and 2020, 140.2 million and 133.5 million shares would be outstanding on a fully-diluted basis.
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
Note 3 – Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale at fair value, by type, as of June 30, 2021 (in thousands):

	June 30, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$3,885,470	$88,052	$3,973,522
Government(2)	1,394,309	44,429	1,438,738
Reverse(3)	275	(83)	192
Total	$5,280,054	$132,398	$5,412,452
(1)Conventional includes FNMA and FHLMC mortgage loans.
(2)Government includes GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs, and United States Department of Agriculture).
(3)Reverse loan presented in Mortgage loans held for sale on the condensed consolidated balance sheets as a result of a repurchase.

The Company had $37.0 million of unpaid principal balances, which had a fair value of $34.8 million, of mortgage loans held for sale on nonaccrual status at June 30, 2021.
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
(3)Reverse loan presented in Mortgage loans held for sale on the condensed consolidated balance sheets as a result of a repurchase.
The Company had $26.3 million of unpaid principal balances, which had a fair value of $23.5 million, of mortgage loans held for sale on nonaccrual status at December 31, 2020.
The following presents a reconciliation of the changes in mortgage loans held for sale to the amounts presented on the unaudited condensed consolidated statements of cash flows as of June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value at beginning of period	$5,191,261	$1,732,384	$3,301,694	$1,554,230
Mortgage loans originated and purchased	26,861,771	11,900,295	57,917,479	20,245,050
Proceeds on sales and payments received	(26,576,848)	(11,991,811)	(55,578,192)	(20,303,653)
Change in fair value	65,157	2,595	(10,633)	37,635
(Loss) gain on loans(1)	(128,889)	260,711	(217,896)	370,912
Fair value at end of period	$5,412,452	$1,904,174	$5,412,452	$1,904,174
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
The following presents an analysis of the changes in capitalized mortgage servicing rights as of June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,156,357	$475,871	$748,457	$575,035
MSRs originated	269,449	101,523	563,806	196,495
MSRs purchased	13,884	—	18,701	—
Changes in valuation model inputs	(94,713)	(36,474)	103,183	(194,458)
Change due to cash payoffs and principal amortization	(77,724)	(41,138)	(166,894)	(77,290)
Balance at end of period	$1,267,253	$499,782	$1,267,253	$499,782

The following presents the Company’s total capitalized mortgage servicing portfolio (based on the UPB of the underlying mortgage loans) as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Ginnie Mae	$26,363,264	$26,206,612
Fannie Mae	58,764,424	36,395,373
Freddie Mac	39,088,699	25,621,697
Other	42,548	53,567
Total mortgage servicing portfolio	$124,258,935	$88,277,249

MSR balance	$1,267,253	$748,457
MSR balance as % of unpaid mortgage principal balance	1.02%	0.85%
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Discount rate	9.05%	9.47%
Prepayment speeds	11.10%	14.43%
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
The following table illustrates the hypothetical effect on the fair value of the Company’s MSR portfolio when applying unfavorable discount rate and prepayment speeds at two different data points as of June 30, 2021 and December 31, 2020 (in thousands):

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2021	$(50,565)	$(97,114)	$(59,121)	$(113,375)
December 31, 2020	$(26,354)	$(50,754)	$(45,014)	$(85,484)
MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties. Refer to Note 12 – Fair Value Measurements, for further discussions on the key assumptions used to estimate the fair value of the MSRs.
The following presents information related to loans serviced as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Total unpaid principal balance	$128,992,697	$91,590,114
Loans 30-89 days delinquent	991,305	1,353,029
Loans delinquent 90 or more days or in foreclosure(1)	1,848,631	3,641,183
(1)Of the $1.8 billion and $3.6 billion of loans delinquent 90 days or more, approximately $1.1 billion and $2.5 billion are in forbearance primarily related to COVID-19 forbearance provided under the CARES Act as of June 30, 2021 and December 31, 2020, respectively.

The following presents components of Loan servicing fees as reported in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual servicing fees	$77,615	$43,521	$145,098	$86,426
Late fees	1,323	1,186	2,465	3,251
Other	6,646	(2,398)	8,359	(4,122)
Loan servicing fees	$85,584	$42,309	$155,922	$85,555
The Company held $26.1 million and $20.6 million of escrow funds within Other liabilities in the condensed consolidated balance sheets for its customers for which it services mortgage loans as of June 30, 2021 and December 31, 2020, respectively.
Note 5 – Derivative Financial Instruments
The following presents the outstanding notional balances for derivative instruments not designated as hedging instruments for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30, 2021
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$9,998,221	$2,968	$19,204	$5,186
Interest rate lock commitments	9,151,691	56,464	—	(34,432)
Hedging mortgage servicing rights	6,732,000	9,206	2,843	15,137
Margin		56,579	627
Total		$125,217	$22,674
Cash placed with counterparties, net		$55,952

	Six Months Ended June 30, 2020
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$7,296,155	$260	$28,702	$(24,253)
Interest rate lock commitments	10,478,526	201,873	—	178,854
Hedging mortgage servicing rights	4,296,000	11,705	—	77,014
Margin		30,220	—
Total		$244,058	$28,702
Cash held with counterparties, net		$30,220

The following presents a summary of derivative assets and liabilities and related netting amounts as of June 30, 2021 (in thousands):

	June 30, 2021
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at June 30, 2021
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$2,968	$(163)	$2,805
Hedging mortgage servicing rights	9,206	(2,634)	6,572
Margin (cash placed with counterparties)	56,579	(17,944)	38,635
Liabilities:
Mortgage-backed securities forward trades	(19,204)	18,107	(1,097)
Hedging mortgage servicing rights	(2,843)	2,634	(209)
Margin (cash placed with counterparties)	(627)	—	(627)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	56,464		56,464
Hedging mortgage servicing rights	—	—	—
Total derivatives
Assets	$125,217	$(20,741)	$104,476
Liabilities	$(22,674)	$20,741	$(1,933)
The following presents a summary of derivative assets and liabilities and related netting amounts as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at December 31, 2020
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$1,320	$—	$1,320
Hedging mortgage servicing rights	4,419	—	4,419
Margin (cash placed with counterparties)	58,290	(45,427)	12,863
Liabilities:
Mortgage-backed securities forward trades	(61,124)	45,595	(15,529)
Hedging mortgage servicing rights	—	—	—
Margin (cash held with counterparties)	—	(168)	(168)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	257,785	—	257,785
Hedging mortgage servicing rights	12,509	—	12,509
Total derivatives
Assets	$334,323	$(45,427)	$288,896
Liabilities	$(61,124)	$45,427	$(15,697)
For information on the determination of fair value, refer to Note 12 – Fair Value Measurements.

Note 6 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021	As of December 31, 2020
Servicing advance receivable	$66,560	$97,893
Servicing advance reserves	(9,098)	(8,380)
Servicing receivable-general	1,947	2,660
Current income tax receivable	54,621	54,347
Interest on servicing deposits	428	165
Pair off receivable	4,074	—
Other	58,828	6,160
Accounts receivable, net	$177,360	$152,845
As part of managing the Company’s servicing advances, servicing advance reserves is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.
The following presents changes to the servicing advance reserve for the three months and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing advance reserve, at beginning of period	$(8,749)	$(5,373)	$(8,380)	$(4,308)
Additions	(881)	(2,956)	(2,224)	(4,932)
Charge-offs	532	1,780	1,506	2,691
Servicing advance reserve, at end of period	$(9,098)	$(6,549)	$(9,098)	$(6,549)
Note 7 – Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $7.1 billion at June 30, 2021 and $4.2 billion at December 31, 2020. As of June 30, 2021, the Company had $2.0 billion of unused capacity under its warehouse lines of credit.
The following presents the amounts outstanding as of June 30, 2021 and December 31, 2020 and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	Balance at June 30, 2021		Balance at December 31, 2020
$300M Warehouse Facility	September 2021	$290.5	million	$223.9	million
$500M Warehouse Facility	September 2021	416.6	million	401.2	million
$500M Warehouse Facility	September 2021	423.3	million	437.8	million
$500M Warehouse Facility	January 2022	333.6	million	232.1	million
$500M Warehouse Facility	January 2022	441.6	million	—	million
$1.2B Warehouse Facility	February 2022	696.3	million	459.9	million
$1.0B Warehouse Facility	August 2022	470.2	million	421.9	million
$500M Warehouse Facility	March 2023	396.6	million	—	million
$1.2B Warehouse Facility (1)	May 2023	823.9	million	466.0	million
$550M Warehouse Facility	Evergreen	481.9	million	171.0	million
$88.5M Warehouse Facility	Evergreen	36.6	million	40.6	million
Gestation	Evergreen	246.6	million	151.0	million
Total warehouse lines of credit		$5,057.6	million	$3,005.4	million
(1) Subsequent to June 30, 2021, borrowing capacity temporarily increased to $1.5 billion until September 15, 2021.

The Company’s warehouse facilities’ variable interest rates are calculated using a base rate generally tied to 1-month LIBOR plus applicable interest rate margins, with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 2.43% as of June 30, 2021 and 2.75% as of December 31, 2020. The Company’s borrowings are 100% secured by the fair value of the mortgage loans held for sale at fair value.
The Company’s warehouse facilities generally require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth, among others. In June 2021, the Company’s warehouse lines that contain profitability covenants were amended to the extent necessary to allow for a net loss under such covenants for the three months ended June 30, 2021. As of June 30, 2021, the Company was in compliance with all warehouse facility covenants.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.
Note 8 – Term Debt and Other Borrowings, net
The Company maintains term debt and other borrowings as follows:

	Maturity Date	Collateral	Balance at June 30, 2021		Balance at December 31, 2020
$1.0B MSR Facility	May 2025	Mortgage Servicing Rights	$626.6	million	$411.6	million
$550M Senior Notes	February 2026		550.0	million	—	million
$115M Servicing Advance Facility	May 2022	Servicing Advances	1.0	million	43.2	million
$10M Operating Line of Credit	May 2022	Mortgage Loans	3.3	million	1.0	million
Total			1,180.9	million	455.8	million
Debt issuance costs			(14.3)	million	(1.8)	million
Term debt and other borrowings, net			$1,166.5	million	$454.0	million
The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”), which is comprised of $650.0 million of committed capacity and $350.0 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA mortgage servicing rights. In May 2021, the MSR Facility was increased from $500.0 million to $1.0 billion. Interest on the MSR Facility is based on 3-Month LIBOR plus the applicable margin with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying mortgage servicing rights. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of June 30, 2021, the Company was in compliance with all covenants under the MSR Facility.
In January of 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
The Indenture governing the Senior Notes contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants.
The Company has an $115.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The servicing advance facility’s capacity was increased from $85.0 million to $115.0 million in May 2021. The facility carries an interest rate of LIBOR plus a margin and advance rate ranging from 85-95%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of June 30, 2021, the Company was in compliance with all covenants under the servicing advance facility.
The Company also has a $10.0 million operating line with an interest rate based on the Wall Street Journal prime rate.
As of June 30, 2021, the Company had total unused capacity for its servicing advance facility and operating line of credit of $48.7 million and $9.0 million, respectively.

Note 9 – Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the applicable loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the applicable loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $9.2 billion as of June 30, 2021 and $16.0 billion as of December 31, 2020.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the six months ended June 30, 2021 or 2020 and is not currently required to pay any such penalties or fines.
Note 10 – Regulatory Net Worth Requirements
The Company is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which govern non-supervised, direct endorsement mortgagees. The Company is also subject to regulatory capital requirements administered by Ginnie Mae, Fannie Mae, and Freddie Mac, which govern issuers of Ginnie Mae, Fannie Mae, and Freddie Mac securities. Additionally, the Company is required to maintain minimum net worth requirements for many of the states in which it sells and services loans. Each state has its own minimum net worth requirement; these range from $0 to $1.0 million, depending on the state.
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
Minimum Net Worth
The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:
•Base Adjusted/Tangible Net Worth (as defined by HUD) of $2.5 million plus 25 basis points of outstanding UPB for total loans serviced.
•Adjusted/Tangible Net Worth consists of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base Adjusted/Tangible Net Worth (as defined by HUD) of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
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
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of our outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $319.9 million as of June 30, 2021. As of June 30, 2021, the Company was in compliance with this requirement.
The Company met all minimum net worth requirements to which it was subject as of June 30, 2021.
The following presents the Company’s required and actual net worth amounts as of June 30, 2021 (in thousands):

Home Point Financial Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$1,155,601	$2,500
Ginnie Mae	$1,155,601	$97,962
Fannie Mae	$1,155,601	$319,862
Freddie Mac	$1,155,601	$319,862
Various States	$1,155,601	$0 - 1,000
Home Point Mortgage Acceptance Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$29,242	$2,500
Ginnie Mae	$29,242	$2,791
Fannie Mae	$29,242	$7,620
Freddie Mac	$29,242	$7,620
Various States	$29,242	$0 - 1,000
Note 11 – Representation and Warranty Reserve
Certain whole loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The current UPB of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on historical experience, current conditions, loan volume and reasonable and supportable forecasts. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.

The following presents the activity of the outstanding reserves for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reserve at beginning of period	$23,810	$5,531	$18,080	$3,964
Additions	4,411	12,789	11,004	14,247
Charge-offs	(320)	(3,616)	(1,183)	(3,507)
Reserve at end of period	$27,901	$14,704	$27,901	$14,704
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
Derivative Financial Instruments: The Company estimates the fair value of an IRLC based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The average pull-through rate for IRLCs was 85% for the six months ended June 30, 2021 and 73% for the year ended December 31, 2020. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company treats forward mortgage-backed securities sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments; therefore, the Company reports the loss in fair value in Gain on loans, net in the unaudited condensed consolidated statements of operations. These derivatives are classified as Level 2.

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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$5,366,976	$9,344	$5,376,320
Mortgage loans held for sale – EBO	—	—	36,132	36,132
Derivative assets (IRLCs)	—	—	56,464	56,464
Derivative assets (MBS forward trades)	—	2,969	—	2,969
Derivative assets (MSRs)	—	9,206	—	9,206
Mortgage servicing rights	—	—	1,267,253	1,267,253
Total assets	$—	$5,379,151	$1,369,193	$6,748,344

Liabilities:
Derivative liabilities (MBS forward trades)	$—	$19,204	$—	$19,204
Derivative liabilities (MSR)	—	2,843	—	2,843
Total liabilities	$—	$22,047	$—	$22,047

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$3,257,321	$3,800	$3,261,121
Mortgage loans held for sale – EBO	—	—	40,574	40,574
Derivative assets (IRLCs)	—	—	257,785	257,785
Derivative assets (MBS forward trades)	—	2,994	—	2,994
Derivative assets (MSRs)	—	15,254	—	15,254
Mortgage servicing rights	—	—	748,457	748,457
Total assets	$—	$3,275,569	$1,050,616	$4,326,185
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$61,124	$—	$61,124
Total liabilities	$—	$61,124	$—	$61,124

The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended June 30, 2021
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$1,156,357	$20,193	$6,529	$39,049
Purchases, sales, issuances, contributions and settlements	283,333	—	3,095	(2,680)
Change in fair value	(172,437)	36,271	(280)	(237)
Balance at end of period	$1,267,253	$56,464	$9,344	$36,132

	Six Months Ended June 30, 2021
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$748,457	$257,785	$3,800	$40,573
Purchases, sales, issuances, contributions and settlements	582,507	—	6,068	(4,047)
Change in fair value	(63,711)	(201,321)	(524)	(394)
Balance at end of period	$1,267,253	$56,464	$9,344	$36,132

	Three Months Ended June 30, 2020
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$475,870	$131,962	$1,228	$916
Purchases, Sales, Issuances, Contributions and Settlements	101,523	—	955	(916)
Change in fair value	(77,611)	69,911	(87)	—
Balance at end of period	$499,782	$201,873	$2,096	$—

	Six Months Ended June 30, 2020
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$575,035	$25,618	$1,159	$3,094
Purchases, Sales, Issuances, Contributions and Settlements	196,495	—	981	(3,094)
Change in fair value	(271,748)	176,255	(44)	—
Balance at end of period	$499,782	$201,873	$2,096	$—

The following presents an estimated fair value and UPB of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance (in thousands):

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at June 30, 2021	$5,376,320	$5,240,399	$135,921
Balance at December 31, 2020	$3,261,121	$3,117,552	$143,569
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company transferred in $5.7 million of assets to Level 3 during the six months ended June 30, 2021 which consists of loans for which an active market currently does not exist. The Company did not transfer any assets or liabilities between categories during the six months ended June 30, 2020. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	9.1%
	Prepayment speeds	9.9% - 14.4%	11.1%
Interest rate lock commitments	Pull-through rate	34% - 100%	85%

	December 31, 2020
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.5%
	Prepayment speeds	13.8% - 16.4%	14.4%
Interest rate lock commitments	Pull-through rate	16% - 100%	73%
Fair Value of Other Financial Instruments: As of June 30, 2021 and December 31, 2020, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.
Note 13 – Stock Options
The Company maintains its 2021 Incentive Plan (“2021 Plan”) with a designated 6.9 million shares of the Company’s authorized common stock that may be granted as stock options and restricted stock awards thereunder.
The Company recognized $1.8 million and $0.3 million of compensation expense related to stock options for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $0.4 million of compensation expense related to stock options for the six months ended June 30, 2021 and 2020, respectively, within Compensation and benefits expense on the unaudited condensed consolidated statements of operations. The unrecognized compensation expense related to outstanding and unvested stock options was $11.5 million for the three and six months ended June 30, 2021, which is expected to vest and be recognized over a weighted-average period of 4.96 years.
The following presents the activity of the Company’s stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	13,381,516	8.55
Exercised	(924,031)	9.80
Forfeited	(168,788)	9.82
Outstanding at June 30, 2021	12,288,697	$8.44
The following presents a summary of the Company’s non-vested activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—
Granted	13,381,516	8.55
Vested	(1,925,853)	9.19
Exercised	(924,031)	9.80
Forfeited	(168,788)	9.82
Non-vested at June 30, 2021	10,362,844	$8.31

Note 14 – Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(113,620)	$226,658	$81,303	$210,305
Total provision (benefit) from income taxes	(27,209)	59,501	22,908	56,012
Effective tax provision rate	23.9%	26.3%	28.2%	26.6%
The Company’s effective income tax rate was 28.2% and 26.6% for the six months ended June 30, 2021 and 2020, respectively, compared to the statutory rate of 21%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investments, state taxes and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity and non-deductible transaction costs.
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

The following tables present the key operating data for our business segments for the three and six months ended June 30, 2021 and 2020 (in thousands). Starting with the three months ended March 31, 2021, the Company changed how contribution margin is calculated. Contribution margin is calculated as Total U.S. GAAP Revenue less directly attributable expenses. The Company previously calculated the contribution margin by excluding the Change in MSRs due to valuation assumptions, net of hedge. The updated calculation of the contribution margin presented herein aligns with how management and the CODM view the contribution margin for the Servicing segment. The Company commenced using such presentation for the three months ended March 31, 2021 and intends to use such presentation on a go-forward basis; previous periods have been revised to conform with this new calculation.

	Three Months Ended June 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$75,004	$17	$75,021	$8	$75,029	$—	$75,029
Loan fee income	39,500	—	39,500	—	39,500	—	39,500
Loan servicing fees	—	85,584	85,584	—	85,584	—	85,584
Change in FV of MSRs, net	—	(106,905)	(106,905)	—	(106,905)	—	(106,905)
Interest income (loss), net	2,697	417	3,114	(12,602)	(9,488)	—	(9,488)
Other income	—	50	50	13,800	13,850	(13,198)	652
Total U.S. GAAP Revenue	117,201	(20,837)	96,364	1,206	97,570	(13,198)	84,372
Contribution margin	$(20,785)	$(39,605)	$(60,390)	$(40,032)	$(100,422)	$—	$—

	Three Months Ended June 30, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$356,871	$—	$356,871	$—	$356,871	$—	$356,871
Loan fee income	20,394	—	20,394	—	20,394	—	20,394
Loan servicing fees	(1,656)	43,965	42,309	—	42,309	—	42,309
Change in FV of MSRs, net	—	(72,249)	(72,249)	—	(72,249)	—	(72,249)
Interest income (loss), net	960	1,269	2,229	(4,791)	(2,562)	—	(2,562)
Other income	—	58	58	2,067	2,125	(1,864)	261
Total U.S. GAAP Revenue	376,569	(26,957)	349,612	(2,724)	346,888	(1,864)	345,024
Contribution margin	$304,041	$(42,419)	$261,622	$(33,101)	$228,522	$—	$—

	Six Months Ended June 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$376,232	$17	$376,249	$8	$376,257	$—	$376,257
Loan fee income	83,615	—	83,615	—	83,615	—	83,615
Loan servicing fees	(8)	155,930	155,922	—	155,922	—	155,922
Change in FV of MSRs, net	—	(94,057)	(94,057)	—	(94,057)	—	(94,057)
Interest income (loss), net	3,985	669	4,654	(21,500)	(16,846)	—	(16,846)
Other income	—	176	176	18,638	18,814	(17,361)	1,453
Total U.S. GAAP Revenue	463,824	62,735	526,559	(2,854)	523,705	$(17,361)	$506,344
Contribution margin	$166,484	$25,247	$191,730	$(93,063)	$98,664	$—	$—
(1)The Company includes the income from its equity method investments in the All Other category. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.

	Six Months Ended June 30, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$459,434	$—	$459,434	$—	$459,434	$—	$459,434
Loan fee income	32,425	—	32,425	—	32,425	—	32,425
Loan servicing fees	(2,218)	87,773	85,555	—	85,555	—	85,555
Change in FV of MSRs, net	—	(163,776)	(163,776)	—	(163,776)	—	(163,776)
Interest income (loss), net	1,486	6,533	8,019	(10,645)	(2,626)	—	(2,626)
Other income	—	117	117	5,704	5,821	(4,180)	1,641
Total U.S. GAAP Revenue	491,127	(69,353)	421,774	(4,941)	416,833	(4,180)	412,653
Contribution margin	$366,513	$(98,082)	$268,431	$(53,947)	$214,485	$—	$—
(1)The Company includes the income from its equity method investments in the All Other segment. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.
The following table presents a reconciliation of contribution margin to consolidated U.S. GAAP Income (loss) before income tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income tax	$(113,620)	$226,658	$81,303	$210,305
Income from equity method investment	13,198	1,864	17,361	4,180
Contribution margin	$(100,422)	$228,522	$98,664	$214,485
Note 16 – Related Parties
The Company has entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services range from valuation services of mortgage servicing rights, mortgage related services, insurance brokerage services, and loan review services for certain loan originations. The Company incurred expenses of $3.8 million and $0.2 million, in the three months ended June 30, 2021 and 2020, respectively, and $10.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, for products, services, and other transactions, which are included in Production technology, General and administrative and Other expenses in the unaudited condensed consolidated statements of operations.
Note 17 – Subsequent Events
The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.
Dividend Payment
On August 10, 2021, the Company announced that its board of directors declared a dividend of $0.15 per share for the second quarter of 2021 to stockholders of record at the close of business on August 20, 2021, payable on or about August 26, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements our management’s discussion and analysis for the year ended December 31, 2020 as contained in our 2020 Annual Report, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our 2020 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Note on Forward-Looking Statements” in this Report.
Data as of and for the three and six months ended June 30, 2021 and June 30, 2020, have been derived from our unaudited condensed consolidated financial statements included elsewhere in this Report.
Overview
We are a leading residential mortgage originator and servicer with a mission to create financially healthy, happy homeowners. Our business model is focused on growing originations through highly leverageable partner networks supported by at-scale operations, and managing the customer experience through our in-house servicing operation and proprietary Home Ownership Platform. We partner with a nationwide network of more than 6,700 independent mortgage brokerages, or our Broker Partners and provide in market sales coverage and an efficient and scaled loan fulfillment process through our fully integrated technology platform. We also source customers through nearly 640 correspondent sellers, or our Correspondent Partners.
We maintain ongoing connectivity with approximately 450,000 customers through our servicing platform. Servicing is a strategic cornerstone of our business and central to our strategy. Retaining our servicing and managing the servicing platform in-house gives us the opportunity to establish a deeper relationship with our customers that personalizes the experience for borrowers through the use of our Home Ownership Platform’s customized dashboards that deliver critical information about borrowers’ accounts such as payment deadlines, forbearance status and escrow distributions and customized offerings through other third-party financial products such as insurance policies and home equity loans.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through our Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production.
Our Servicing segment consists primarily of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell servicing rights.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 Summary
For the three months ended June 30, 2021, we originated $25.5 billion of mortgage loans compared to $11.8 billion for the three months ended June 30, 2020, representing an increase of $13.7 billion or 116%. We generated $84.4 million of revenue for the three months ended June 30, 2021 compared to $345.0 million for the three months ended June 30, 2020. We incurred $73.2 million of net loss for the three months ended June 30, 2021 compared to a net income of $169.0 million for the three months ended June 30, 2020. We generated $126.8 million of Adjusted revenue for the three months ended June 30, 2021 compared to $378.0 million for the three months ended June 30, 2020. We incurred $51.0 million of Adjusted net loss for the three months ended June 30, 2021 compared to $192.0 million of Adjusted net income for the three months ended June 30, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income (loss), the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.

The above-described decrease in revenue, net income, Adjusted revenue and Adjusted net income was primarily due to the decrease in Gain on loans, net of $281.8 million which was driven by significant competitive and market pricing pressure for the three months ended June 30, 2021. Gain on sale margins decreased by 222 basis points or 79% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 Summary
For the six months ended June 30, 2021, we originated $54.9 billion of mortgage loans compared to $19.9 billion for the six months ended June 30, 2020, representing an increase of $35.0 billion or 175%. We generated $506.3 million of revenue for the six months ended June 30, 2021 compared to $412.7 million for the six months ended June 30, 2020. We generated $75.8 million of net income for the six months ended June 30, 2021 compared to a net income of $158.5 million for the six months ended June 30, 2020. We generated $450.9 million of Adjusted revenue for the six months ended June 30, 2021 compared to $503.3 million for the six months ended June 30, 2020. We generated $23.4 million of Adjusted net income for the six months ended June 30, 2021 compared to $221.9 million for the six months ended June 30, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted Revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income (loss), the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
The above-described decrease in net income, Adjusted revenue and Adjusted net income was primarily due to the decrease in Gain on loans, net of $83.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in Gain on loans, net was driven by significant competitive and market pricing pressure for the six months ended June 30, 2021. Gain on sale margins decreased by 184 basis points or 47% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Recent Developments – COVID-19
Business Operations
While the financial markets have demonstrated volatility due to the economic impacts of the COVID-19 pandemic, the adverse impact to the Company has been limited to our MSR Servicing Portfolio. As part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020 in response to the pandemic, borrowers with federally backed loans were able to request a temporary mortgage forbearance. In addition, the federal government announced additional extensions of the eligible forbearance periods for certain federally backed mortgage loans to support the housing market’s orderly transition to post-pandamic operation. The CARES Act imposed various compliance obligations on mortgage servicing activities, including, but not limited to mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Additionally, federal regulations issued as of June 28, 2021, with an effective date of August 31, 2021, impose several new compliance obligations and extend the foreclosure moratorium until December 31, 2021 for most mortgage loans.
As of June 30, 2021, approximately 6,500, or 1.3%, of the loans in our MSR Servicing Portfolio had elected the forbearance option due to the impact of the COVID-19 pandemic. Of the 1.3% of the loans in our MSR Servicing Portfolio that had elected the forbearance option as of June 30, 2021, approximately 77% are 60 days or more delinquent on their June 30, 2021 payments. As a result of the CARES Act forbearance requirements, we have experienced, and expect to continue to experience, increases in delinquencies in our MSR Servicing Portfolio.
As of June 30, 2021, the 60 days or more delinquent rate in our MSR Servicing Portfolio was 1.6%. As a servicer, we may be required to advance principal and interest to the investor for up to four months on Government Sponsored Entity (“GSE”) backed mortgages and longer on other government agency backed mortgages on behalf of borrowers who have entered a forbearance plan. In response to these potential GSE requirements, in May 2021 we amended our servicing advance facility to extend the maturity date to May 2022 and increased the total capacity from $85.0 million to $115.0 million.
We are currently prohibited from collecting certain servicing-related fees, such as late fees, and initiating foreclosure proceedings until the termination of the CARES Act forbearance period. As a result, we expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses.
Associate Safety
We are continuing to focus on protecting the safety and well-being of our associates especially as we make plans to return some of our associates to our physical office locations. A significant number of our associates continue to work in a remote or hybrid arrangement in their respective working locations and we expect to maintain that approach for the foreseeable future.
While the COVID-19 pandemic has not had a material negative impact on our operational performance, financial performance, or liquidity to date, it is difficult to predict what the future impact of a prolonged pandemic will be on the economy and our business.

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
Changes in interest rates also impact the value of interest rate lock commitments and loans held for sale. Interest rate lock commitments represent an agreement to extend credit to a customer whereby the interest rate is set prior to the loan funding. These commitments bind us to fund the loan at a specified rate. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of interest rate lock commitments and loans held for sale inventory rises and falls with changes in interest rates; for example, if we enter into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, the value of our interest rate lock commitment will decrease.
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
Key Performance Indicators
We review several operating metrics, including the following key performance indicators to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and they may be used by investors to help analyze the health of our business.
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. We monitor both Origination volume, which represents funded volume, and Fallout Adjusted (“FOA”) lock volume which represents pull through adjusted volume expected from locks taken during the period at the inception of the lock. We also view gain on sale margins by channel which helps us to view the margin drivers that are attributable to the specific channels and those that are attributable to capital markets activities. Other key performance indicators include the number of Broker Partners and number of Correspondent Partners, which enable us to monitor key inputs of our business model. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.
Origination Segment KPIs
The following summarizes key performance indicators for our business for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Origination Volume by Channel
Wholesale	$18,380,041	$7,844,172	$38,046,239	$12,790,717
Correspondent	5,695,078	3,490,965	13,936,267	6,416,671
Direct	1,390,698	431,714	2,904,783	724,526
Origination volume	$25,465,817	$11,766,851	$54,887,289	$19,931,914

FOA Lock Volume by Channel
Wholesale	$15,566,192	$8,170,570	$31,706,115	$15,133,238
Correspondent	3,962,583	4,694,408	10,635,642	7,922,104
Direct	835,980	591,015	1,575,776	926,401
FOA Lock Volume	$20,364,755	$13,455,993	$43,917,533	$23,981,743

	Three Months Ended June 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$114,486	74	$252,534	309
Correspondent	9,270	23	50,163	107
Direct	26,322	315	25,943	439
Gain on sale margin attributable to channels	150,078	74	328,640	244
Other gain (loss) on sale(a)	(32,877)	n/a	47,929	n/a
Gain on sale margin (b)	$117,201	58	$376,569	280

	Six Months Ended June 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$359,536	225	$382,705	496
Correspondent	31,433	57	71,576	173
Direct	53,081	677	40,522	874
Gain on sale margin attributable to channels	444,050	199	494,803	402
Other gain (loss) on sale(a)	19,774	n/a	(3,676)	n/a
Gain on sale margin (b)	$463,824	205	$491,127	389

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Market Share
Overall share of origination market(c)	2.2%	1.2%	2.2%	1.2%
Share of wholesale channel(d)	10.4%	6.2%	10.4%	6.2%

Origination Volume by Purpose
Purchase	35.2%	30.7%	27.5%	65.8%
Refinance	64.8%	69.3%	72.5%	34.2%

Third Party Partners
Number of Broker Partners(e)	6,738	4,338	6,738	4,338
Number of Correspondent Partners(f)	642	580	642	580

(a)Includes interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b)Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
(c)Overall share of origination market share data is as of March 31, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of June 30, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d)Share of wholesale channel as of March 31, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of June 30, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.
(e)Number of Broker Partners with whom the Company sources loans.
(f)Number of Correspondent Partners from whom the Company purchases loans.

Servicing Segment KPIs
The following summarizes key performance indicators for our business as of June 30, 2021 and 2020:

	As of June 30,
($ in thousands)	2021	2020
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$124,258,935	$66,901,643
MSR Servicing Portfolio - Units(b)	449,029	285,353

60 days or more delinquent(c)	1.6%	7.8%

MSR Portfolio
MSR multiple(d)	3.69	2.54
Weighted Average Note Rate (e)	3.09%	3.79%
(a)The unpaid principal balance of loans we service on behalf of Ginnie Mae, Fannie Mae, Freddie Mae and others, at period end.
(b)Number of loans in our servicing portfolio at period end.
(c)Total balances of outstanding loan principals for which installment payments are at least 60 days past due as a percentage of the outstanding loan principal as of a specified date. Includes delinquent loans in COVID-19 pandemic-related forbearance plans provided in the CARES Act.
(d)Calculated as the MSR fair market value as of a specified date divided by the related UPB divided by the weighted average service fee.
(e)Weighted average interest rate of our MSR portfolio at period end.
Non-GAAP Financial Measures
We believe that certain non-GAAP financial measures presented herein, including Adjusted revenue and Adjusted net income can provide useful information to investors and others in understanding and evaluating our operating results. These measures are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for net income, or any other operating performance measure calculated in accordance with U.S. GAAP and may not be comparable to a similarly titled measure reported by other companies.
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
The following is a reconciliation of Adjusted revenue and Adjusted net income to the nearest U.S. GAAP financial measures of Total revenue, net and Net income (loss), as applicable:
Reconciliation of Adjusted Revenue to Total Revenue, Net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total revenue, net	$84,372	$345,024	$506,344	$412,653
Income from equity method investment	13,198	1,864	17,361	4,180
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	29,181	31,111	(72,837)	86,485
Adjusted revenue	$126,751	$377,999	$450,868	$503,318
Reconciliation of Adjusted Net Income to Total Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total net income (loss)	$(73,213)	$169,021	$75,756	$158,473
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	29,181	31,111	(72,837)	86,485
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	(6,989)	(8,167)	20,523	(23,034)
Adjusted net income (loss)	$(51,021)	$191,965	$23,442	$221,924
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
Results of Operations —Three and Six Months Ended June 30, 2021 and 2020
Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$75,029	$356,871	$(281,842)	(79.0%)
Loan fee income	39,500	20,394	19,106	93.7%
Interest income	34,648	11,811	22,837	193.4%
Interest expense	(44,136)	(14,373)	(29,763)	207.1%
Interest expense, net	(9,488)	(2,562)	(6,926)	270.3%
Loan servicing fees	85,584	42,309	43,275	102.3%
Change in fair value of mortgage servicing rights, net	(106,905)	(72,249)	(34,656)	48.0%
Other income	652	261	391	149.8%
Total revenue, net	84,372	345,024	(260,652)	(75.5%)

Compensation and benefits	127,296	81,335	45,961	56.5%
Loan expense	17,483	7,624	9,859	129.3%
Loan servicing expense	7,507	8,307	(800)	(9.6%)
Production Technology	8,169	5,049	3,120	61.8%
General and administrative	26,549	11,868	14,681	123.7%
Depreciation and amortization	2,350	1,427	923	64.7%
Other expenses	8,638	2,756	5,882	213.4%
Total expenses	197,992	118,366	79,626	67.3%

Income (loss) before income tax	(113,620)	226,658	(340,278)	(150.1%)
Income tax expense (benefit)	(27,209)	59,501	(86,710)	(145.7%)
Income from equity method investment	13,198	1,864	11,334	608.0%
Total net income (loss)	$(73,213)	$169,021	(242,234)	(143.3%)

	Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$376,257	$459,434	$(83,177)	(18.1%)
Loan fee income	83,615	32,425	51,190	157.9%
Interest income	60,225	27,660	32,565	117.7%
Interest expense	(77,071)	(30,286)	(46,785)	154.5%
Interest expense, net	(16,846)	(2,626)	(14,220)	(541.5%)
Loan servicing fees	155,922	85,555	70,367	82.2%
Change in fair value of mortgage servicing rights, net	(94,057)	(163,776)	69,719	(42.6%)
Other income	1,453	1,641	(188)	(11.5)%
Total revenue, net	506,344	412,653	93,691	22.7%

Compensation and benefits	280,938	134,285	146,653	109.2%
Loan expense	35,178	12,953	22,225	171.6%
Loan servicing expense	15,600	16,260	(660)	(4.1%)
Production Technology	17,455	8,162	9,293	113.9%
General and administrative	52,786	22,768	30,018	131.8%
Depreciation and amortization	5,111	2,926	2,185	74.7%
Other expenses	17,973	4,994	12,979	259.9%
Total expenses	425,041	202,348	222,693	110.1%

Income before income tax	81,303	210,305	(129,002)	61.3%
Income tax expense	22,908	56,012	(33,104)	59.1%
Income from equity method investment	17,361	4,180	13,181	315.3%
Total net income	$75,756	$158,473	(82,717)	52.2%

The decrease in Net income for the three and six months ended June 30, 2021 was primarily the result of a decrease in Gain on loans, net due to decreased margins as a result of significant competitive and market pricing pressure during the three months ended June 30, 2021. The decrease in Total net income was further driven by a decrease in Change in fair value of mortgage servicing rights due to the decrease in mortgage interest rates which resulted in a decrease of prepayment speeds. The decrease in Total net income was also further driven by an increase of Compensation and benefits expense due to increases in headcount as a result of the growth in Origination volume. The decrease in Total net income was partially offset by an increase in Loan fee income due to increase in Origination volume and an increase in Loan servicing fees due to increase in our mortgage servicing portfolio.
Total Revenue, net
Gain on loans, net
Gain on loans, net is driven by volume (FOA locks), our gain on sale margin within each channel of our Origination segment, and other for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
FOA Lock Volume by Channel
Wholesale	$15,566,192	$8,170,570	$31,706,115	$15,133,238
Correspondent	3,962,583	4,694,408	10,635,642	7,922,104
Direct	835,980	591,015	1,575,776	926,401
FOA Lock Volume	$20,364,755	$13,455,993	$43,917,533	$23,981,743

	Three Months Ended June 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$114,486	74	$252,534	309
Correspondent	9,270	23	50,163	107
Direct	26,322	315	25,943	439
Gain on sale margin attributable to channels	150,078	74	328,640	244
Other gain (loss) on sale(a)	(32,877)	n/a	47,929	n/a
Gain on sale margin (b)	$117,201	58	$376,569	280

	Six Months Ended June 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$359,536	225	$382,705	496
Correspondent	31,433	57	71,576	173
Direct	53,081	677	40,522	874
Gain on sale margin attributable to channels	444,050	199	494,803	402
Other gain (loss) on sale(a)	19,774	n/a	(3,676)	n/a
Gain on sale margin (b)	$463,824	205	$491,127	389
(a)Includes interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b)Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
In addition, the table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Origination volume	$25,465,817	$11,766,851	$54,887,289	$19,931,914
Originated MSR - UPB	$26,284,323	$11,568,411	$54,306,349	$19,316,893
Retained servicing (UPB)(a)	95.8%	99.9%	97.1%	98.8%
(a)Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the decrease in Gain on loans, net was due to a decrease of $259.4 million, or 69% in gain on sale margin.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the decrease in Gain on loans, net was due to a decrease of $27.3 million, or 6% in gain on sale margin.
Although we experienced increases in FOA lock volume across all of our origination channels primarily due to an increase in our overall share of the origination market, which increased to 2.2% from 1.2% and our share of the wholesale channel which increased to 10.4% from 6.2%, we saw a significant decrease in gain on sale margins due to significant competitive and market pricing pressure during the three months ended June 30, 2021, which also significantly impacted our results for the period six months ended June 30, 2021. The decrease in Gain on loans, net was also due to a $80.8 million unfavorable change in Other gain on sale for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Other gain on sale includes unhedgeable market activity, other capital markets activity, realized and unrealized gains/(losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through. The $80.8 million unfavorable change in Other gain on Sale for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was attributable to adverse Agency pricing actions, and interest rate volatility during the three months ended June 30, 2021 and higher realized gains on loans, combined with higher than modeled pull-through during the three months ended June 30, 2020. The decrease in gain on loans, net for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 included an unfavorable change to Other gain on sale increase of $23.5 million primarily due to interest rate volatility and adverse Agency pricing actions that occurred during the six months ended June 30, 2021.
Loan fee income
The increase in Loan fee income was primarily driven by an increase in Origination volume discussed above.
Loan servicing fees

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Retained servicing fees, net of guarantee fees	$77,615	$43,521	$145,098	$86,426
Late fees and other	7,969	(1,212)	10,824	(871)
Loan servicing fees	$85,584	$42,309	$155,922	$85,555
The table below provides details of the characteristics of our mortgage loan servicing portfolio for each of the periods presented:

	As of June 30,
($ in thousands)	2021	2020
MSR Servicing Portfolio - UPB	$124,258,935	$66,901,643
Average MSR Servicing Portfolio - UPB	$106,268,092	$59,751,095
MSR Servicing Portfolio – units	449,029	285,353
MSRs Fair Value Multiple (x)	3.7x	2.5x
Delinquency Rates (%)	1.6%	7.8%
Weighted average credit score	746	725
Weighted average servicing fee, net (bps)	27.7	31.3
The increase in loan servicing fees for the three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020 was primarily driven by an increase in Origination volume which increased Retained Servicing fees, net of guarantee fees due to an increase in the Average MSR Servicing Portfolio of $46.5 billion, or 77.9%.

Change in fair value of MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Realization of cash flows	$(77,724)	$(41,137)	$(166,894)	$(77,290)
Valuation inputs and assumptions	(94,713)	(36,474)	103,183	(194,458)
Hedge	65,532	5,362	(30,346)	107,973
Change in fair value of MSRs	$(106,905)	$(72,249)	$(94,057)	$(163,776)
The decrease in Change in fair value of MSRs for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the Valuation inputs and assumptions loss recorded for the three months ended June 30, 2021 that was driven by a decrease in interest rates during the period, as well as by an increase in loss from realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio as a result of a 77.9% increase in our average servicing portfolio, compared to the three months ended June 30, 2020. Valuation inputs and assumptions losses are offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation input and assumptions.
The increase in Change in fair value of MSRs for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by the Valuation inputs and assumptions gain recorded for the six months ended June 30, 2021 that was driven by an increase in loss from realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio as a result of a 77.9% increase in our average servicing portfolio, compared to the three months ended June 30, 2020. Valuation inputs and assumptions losses are offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation input and assumptions.
Interest expense, net
The components for Interest expense, net for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest income	$34,648	$11,811	$60,225	$27,660
Interest expense	$(44,136)	(14,373)	$(77,071)	(30,286)
Interest expense, net	$(9,488)	$(2,562)	$(16,846)	$(2,626)
The increase in interest expense, net for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was due to an increase in average warehouse borrowings outstanding as a result of our increased origination volume combined with an increase in our term debt interest expense as a result of the Senior Notes (as defined below) issued during the first quarter of 2021. The increase in interest expense was partially offset by an increase in interest income from higher interest earned on mortgage loans held for sale due to an increase in average mortgage loans held for sale due to the increase in Origination volume.
Expenses
Increase in total expenses for the for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily driven by an increase in Compensation and benefits expense and General and administrative expense due to an increase in Origination volume.
Compensation and benefits expense increased by $46.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily driven by an increase of $49.9 million in salary and benefits expense largely driven by an 89% increase in employee headcount to support our increased Origination volume, as well as to support the growth of our servicing portfolio. As a percentage of volume, Compensation and benefits expense was 0.5% and 0.7% of Origination volume for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the Compensation and benefits expense increased by $146.7 million driven by increase of $35.5 million in commissions and bonuses resulting from an increase in Origination volume, as well as an increase of $111.2 million in salary and benefits expense largely driven by the increase in employee headcount mentioned above.
Loan expense increase was consistent with the increase in Origination volume.
Production technology expense increased by $3.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $9.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in equipment and information technology associated expense driven by our increased headcount due to higher Origination volume and the increased size of our servicing portfolio.

General and administrative expense increased by $14.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $30.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily driven by an increase in professional services fees of $10.1 million or the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $22.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 related to the increase in Origination volume and increase in headcount.
Income tax expense on continuing operations decreased primarily due to a decrease in pre-tax income. Our overall effective tax rate of 23.9% and 26.3% for the three months ended June 30, 2021 and 2020, respectively, and 28.2% and 26.6% for the six months ended June 30, 2021 and 2020, respectively, differed from the U.S. statutory rate of 21.0% primarily due the impact of income from equity method investment and state incomes taxes in both years. In addition, in 2021, the difference from the statutory rate was also attributable to non-deductible transaction costs related to our initial public offering (the “IPO”) and limitations on the tax deductibility of officers’ compensation applicable to a public entity.
Summary Results by Segment for the Three and Six Months Ended June 30, 2021 and 2020
We have two segments:
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
Origination
The table below presents details of Revenue and Contribution margin for the Origination segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gain on loans, net	$75,004	$356,871	$376,232	$459,434
Loan fee income	39,500	20,394	83,615	32,425
Loan servicing fees	—	(1,656)	(8)	(2,218)
Interest income	2,697	960	3,985	1,486
Total Origination segment revenue	117,201	376,569	463,824	491,127
Directly attributable expense	137,986	72,528	297,340	124,614
Contribution margin	$(20,785)	$304,041	$166,484	$366,513

Servicing
The table below presents details of Revenue and Contribution margin for the Servicing segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gain on loans, net	$17	$—	$17	$—
Loan servicing fees	85,584	43,965	155,930	87,773
Interest income	417	1,269	669	6,533
Other income	50	58	176	117
Total Servicing segment revenue	86,068	45,292	156,792	94,423
Directly attributable expense	18,768	15,463	37,488	28,729
Primary margin	67,300	29,829	119,304	65,694
Change in MSR fair value: amortization	(77,724)	(41,137)	(166,894)	(77,290)
Adjusted contribution margin	(10,424)	(11,308)	(47,590)	(11,596)
Change in MSR fair value: mark-to-market, net of hedge	(29,181)	(31,111)	72,837	(86,485)
Contribution margin	$(39,605)	$(42,419)	$25,247	$(98,082)

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
As of June 30, 2021, we held mortgage warehouse lines of credit with 11 separate financial institutions with a total maximum borrowing capacity of $7.1 billion and an unused borrowing capacity of $2.0 billion. Some of our warehouse lines of credit are scheduled to mature in September of 2021. We are currently in active discussions with the lenders of such warehouse lines of credit and expect to renew the facilities prior to their respective maturity dates. Refer to Note 7 – Warehouse Lines of Credit of our unaudited condensed consolidated financial statements.
As of June 30, 2021, we maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $902.7 million and unused borrowing capacity of $271.8 million. Refer to Note 8 – Term Debt and Other Borrowings, net of our unaudited condensed consolidated financial statements.
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
In January of 2021, we issued $550.0 million aggregate principal amount of our 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. Interest on the Senior Notes is payable at a rate of 5.0% per annum, semi-annually on February 1 and August 1 of each year, beginning August 1, 2021. The Senior Notes will mature on February 1, 2026. The Indenture governing the Senior Notes contains customary covenants and events of default.
In June 2021, the Company’s warehouse lines that contain profitability covenants were amended to the extent necessary to allow for a net loss under such covenants for the three months ended June 30, 2021. As of June 30, 2021, the Company was in compliance with all warehouse facility covenants and with all covenants under the Indenture governing the Senior Notes.
Cash Flows
Our cash flows for the six months ended June 30, 2021 and June 30, 2020 are summarized below.

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(2,384,211)	$(176,495)
Net cash used in investing activities	(25,452)	(5,707)
Net cash provided by financing activities	2,465,644	276,700
Net increase in Cash and cash equivalents and restricted cash	55,981	94,498
Cash and cash equivalents and restricted cash at end of period	$252,874	$176,229

Net cash used by operating activities increased by $2.2 billion for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily driven by increase in the level of our inventory of loans held for sale as a result of increase in origination volume.
Cash used in investing activities increased by $19.7 million primarily due to purchasing of mortgage servicing rights of $18.7 million during the six months ended June 30, 2021. Additionally, the Company increased purchase of IT equipment as a result of the increased headcount in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Cash provided by financing activities increased by $2.2 billion primarily due to an increase in warehouse borrowings to be utilized for funding our increased loan origination volume for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Additionally, we issued $550 million of Senior Notes during the six months ended June 30, 2021. Increases in cash provided by the financing activities were offset by approximately $295 million of distributions paid to HPLP, our direct parent prior to the consummation of the merger consummated in connection with the IPO, during the six months ended June 30, 2021 compared to $63.8 million of contribution from HPLP recorded during the six months ended June 30, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, as a mortgage lender, we are subject to a variety of risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, and risk related to the COVID-19 pandemic.
Our 2020 Annual Report provides a detailed discussion of the market risks affecting our operations. No material change has occurred in our market risks since the disclosure contained in our 2020 Annual Report.

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2021.
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
10.1*+
Second Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.

10.2*
Amendment No. 2 to the Master Repurchase Agreement, dated as of April 30, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.3*
Amendment No. 3 to the Master Repurchase Agreement, dated as of June 16, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.4*+
Amendment No. 4 to the Master Repurchase Agreement, dated as of June 30, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.5+
Confirmation and Amendment of Participation Agreement, dated as of May 27, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 2, 2021 and incorporated herein by reference).

10.6*+
Change in Terms Agreement (Standard Seller Warehouse Document Modifications), effective as of June 4, 2021, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association.

10.7*+
Amendment No. 6 to Master Repurchase Agreement and Securities Contract, dated as of June 29, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

10.8+
Amendment No. 1 to Master Repurchase Agreement, dated as of June 30, 2021, by and between Barclays Bank PLC, as purchaser and agent, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.9+
Amended and Restated Master Repurchase Agreement, dated as of June 30, 2021, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.10
Amended and Restated Guaranty and Security Agreement, dated as of June 30, 2021, by Home Point Financial Corporation, as guarantor, in favor of Goldman Sachs Bank USA, as buyer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

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

HOME POINT CAPITAL INC.

Dated: August 11, 2021	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2021	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)