Form 10-Q
period 2021-09-30
Home Point Capital Inc.
filed 2021-11-05
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2021, the registrant had 139,527,512 shares of common stock, par value $0.0000000072 per share, outstanding.

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
•our failure to deal appropriately with issues that may give rise to reputational risk; and

•the spread of the COVID-19 outbreak and severe disruptions in the U.S. and global economy and financial markets it has caused.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets:
Cash and cash equivalents	$160,636	$165,230
Restricted cash	42,491	31,663
Cash and cash equivalents and Restricted cash	203,127	196,893
Mortgage loans held for sale (at fair value)	6,680,196	3,301,694
Mortgage servicing rights (at fair value)	1,402,140	748,457
Property and equipment, net	22,945	21,710
Accounts receivable, net	117,538	152,845
Derivative assets	164,602	334,323
Goodwill and intangibles	10,789	10,789
GNMA loans eligible for repurchase	265,132	2,524,240
Other assets	111,640	87,622
Total assets	$8,978,109	$7,378,573
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$6,308,477	$3,005,415
Term debt and other borrowings, net	1,065,762	454,022
Accounts payable and accrued expenses	127,793	167,532
GNMA loans eligible for repurchase	265,132	2,524,240
Deferred tax liabilities	224,303	174,002
Other liabilities	225,440	125,888
Total liabilities	8,216,907	6,451,099
Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Preferred stock (Authorized shares: 250,000,000; none issued and outstanding, par value $0.0000000072 per share)	—	—
Common stock (Authorized shares: 1,000,000,000; 139,527,024 shares issued and outstanding, par value $0.0000000072 per share)	—	—
Additional paid-in capital	522,080	519,510
Retained earnings	239,122	407,964
Total shareholders' equity	761,202	927,474
Total liabilities and shareholders' equity	$8,978,109	$7,378,573

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Gain on loans, net	$145,471	$503,344	$521,727	$962,778
Loan fee income	34,484	28,205	118,099	60,630

Interest income	36,719	14,709	96,944	42,370
Interest expense	(45,532)	(17,559)	(122,603)	(47,845)
Interest expense, net	(8,813)	(2,850)	(25,659)	(5,475)
Loan servicing fees	91,831	48,350	247,753	133,904
Change in fair value of mortgage servicing rights, net	3,544	(66,749)	(90,513)	(230,524)
Other income	8,084	498	9,537	2,138
Total revenue, net	274,601	510,798	780,944	923,451
Expenses:
Compensation and benefits	114,612	117,177	395,550	251,462
Loan expense	16,618	8,733	51,796	21,686
Loan servicing expense	6,681	6,481	22,282	22,742
Production technology	7,583	6,378	25,038	14,540
General and administrative	21,741	16,213	74,527	38,981
Depreciation and amortization	2,440	1,236	7,551	4,162
Other expenses	5,649	7,094	23,620	12,087
Total expenses	175,324	163,312	600,364	365,660
Income before income tax	99,277	347,486	180,580	557,791
Income tax expense	27,341	93,294	50,250	149,306
(Loss) income from equity method investments	(713)	9,870	16,649	14,050
Total net income	$71,223	$264,062	$146,979	$422,535

Earnings per share:
Basic	$0.51	$1.90	$1.06	$3.13
Diluted	$0.51	$1.90	$1.05	$3.12

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, June 30, 2020	138,860,103	—	$519,033	$113,924	$632,957
Distributions to parent	—	—	—	(154,492)	(154,492)
Stock based compensation	—	—	144	—	144
Net income	—	—	—	264,062	264,062
Ending balance, September 30, 2020	138,860,103	—	$519,177	$223,494	$742,671

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, June 30, 2021	139,487,097	—	$520,505	$188,823	$709,328
Contributed capital	—	—	—	—	—
Dividend to shareholders	—	—	—	(20,924)	(20,924)
EE stock purchase (option exercise)	39,927	—	(105)	—	(105)
Stock based compensation	—	—	1,680	—	1,680
Net income	—	—	—	71,223	71,223
Ending balance, September 30, 2021	139,527,024	—	$522,080	$239,122	$761,202

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2019	138,860,103	—	$454,861	$(44,549)	$410,312
Contributed capital	—	—	63,774	—	63,774
Distributions to parent	—	—	—	(154,492)	(154,492)
Stock based compensation	—	—	542	—	542
Net income	—	—	—	422,535	422,535
Ending balance, September 30, 2020	138,860,103	—	$519,177	$223,494	$742,671

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2020	138,860,103	—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Dividend to shareholders	—	—	—	(20,924)	(20,924)
Distribution to parent	—	—	—	(295,089)	(295,089)
EE stock purchase (option exercise)	666,921	—	(2,636)	—	(2,636)
Stock based compensation	—	—	5,206	—	$5,206
Net income	—	—	—	146,979	146,979
Ending balance, September 30, 2021	139,527,024	—	$522,080	$239,122	$761,202
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$146,979	$422,535
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	7,551	3,370
Amortization of intangible assets	—	792
Amortization of debt issuance costs	2,444	531
Gain on sale of mortgage servicing rights	(7,426)	—
Gain on loans, net	(521,727)	(962,778)
Provision for representation and warranty reserve	9,358	10,025
Stock based compensation expense	5,206	542
Deferred income tax	50,301	133,645
Income from equity method investment	(16,649)	(14,050)
Origination of mortgage loans held for sale	(79,464,436)	(38,534,747)
Proceeds on sale and payments from mortgage loans held for sale	75,786,570	38,585,878
Change in fair value of mortgage servicing rights, net	90,512	230,524
Change in fair value of mortgage loans held for sale	6,906	(54,709)
Non-cash lease expense	—	108
Change in fair value of derivative assets	169,721	(274,250)
Changes in operating assets and liabilities:
Accounts receivable, net	35,360	(21,448)
Other assets	(7,369)	3,671
Accounts payable and accrued expenses	(40,959)	74,787
Other liabilities	90,194	10,479
Net cash used in operating activities	(3,657,464)	(385,095)

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Investing activities:
Purchases of property and equipment, net of disposals	(8,786)	(9,914)
Purchases of mortgage servicing rights	(33,027)	—
Proceeds from sale of mortgage servicing rights	111,609	—
Net cash provided (used) in investing activities	69,796	(9,914)

Financing activities:
Proceeds from warehouse borrowings	81,365,921	38,381,219
Payments on warehouse borrowings	(78,062,859)	(37,766,925)
Proceeds from term debt borrowings	1,213,400	47,600
Payments on term debt borrowings	(550,000)	(60,000)
Proceeds from other borrowings	75,000	64,500
Payments on other borrowings	(115,000)	(103,500)
Payments of debt issuance costs	(14,103)	—
Employee stock purchases (option expense)	(2,636)	—
Capital contributions from parent	192	63,774
Dividends to shareholders	(20,924)	—
Distribution to parent	(295,089)	—
Net cash provided by financing activities	3,593,902	626,668
Net increase in cash, cash equivalents and restricted cash	6,234	231,659
Cash, cash equivalents and restricted cash at beginning of period	196,893	81,731
Cash, cash equivalents and restricted cash at end of period	$203,127	$313,390
Supplemental disclosure:
Cash paid for interest	$104,119	$46,715
Cash (refunded) paid for taxes	$(33,740)	$22,034

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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements include the financial statements of HPC and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2020 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020.
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

Initial Public Offering
On February 2, 2021, the Company completed its initial public offering (“IPO”) in which the Company’s stockholders sold 7,250,000 shares of its common stock at a public offering price of $13 per share. In conjunction with the IPO, the Company’s board of directors also approved a reorganization of the Company through merging Home Point Capital LP (“HPLP”) with and into the Company, with the Company as the surviving entity. As a secondary offering, there were no proceeds to the Company from the sale of the shares being sold by the selling stockholders and all related expenses for the IPO were recorded in General and administrative expenses. Upon the completion of the IPO, investment entities directly or indirectly managed by Stone Point Capital LLC, which are referred to as the Trident Stockholders, beneficially owned approximately 92% of the voting power of the Company’s common stock.
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
Derivative financial instruments, including economic hedging activities, are recorded at fair value as either Derivative assets or in Other liabilities on the condensed consolidated balance sheets on a gross basis. The Company has accounted for its derivative instruments as non-designated hedge instruments and uses the derivative instruments to manage risk. The Company’s derivative instruments include, but are not limited to, forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments entered into to economically hedge fluctuations in MSRs’ fair value. The impact of the Company’s Derivative assets is reported in Change in fair value of derivative assets on the unaudited condensed consolidated statements of cash flows and the impact of the Company’s derivative liabilities is reported in Increase in other liabilities on the unaudited condensed consolidated statements of cash flows. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Refer to Note 5 – Derivative Financial Instruments.
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
Equity Method Investments are business entities, which the Company does not have control of, but has the ability to exercise significant influence over operating and financial policies and are accounted for using the equity method. The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. The Company recognizes investments in equity method investments initially at cost and are adjusted for HPC’s share of earnings or losses, contributions or distributions. Equity method investments are reported on the consolidated balance sheets in Other assets. As of September 30, 2021, Longbridge Financial, LLC (“Longbridge”) was the Company’s only significant equity method investment, of which the Company owned 49.7 percent of the outstanding equity securities. The following presents condensed financial information of Longbridge (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$20,134	$114,064	$210,752	$240,739
Net (loss) income	(1,435)	15,962	33,499	28,901
Net (loss) income attributable to the Company	(713)	7,933	16,649	14,364

Earnings per share (“EPS”) is calculated and presented in the unaudited condensed consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is based on the weighted average number of common shares outstanding during the period. There were 139.1 million and 138.8 million weighted average shares outstanding for the three months ended September 30, 2021 and 2020, respectively, and 139.2 million and 135.1 million weighted average shares outstanding for the nine months ended September 30, 2021 and 2020, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued. For the three months ended September 30, 2021 and 2020, 140.0 million and 139.2 million weighted average shares were outstanding on a fully diluted basis. For the nine months ended September 30, 2021 and 2020, 139.7 million and 135.5 million shares were outstanding on a fully-diluted basis.
Accounting Standards Issued but Not Yet Adopted
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, eliminates particular exceptions related to the method for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects on the accounting for income taxes. This amendment is effective for annual periods beginning after December 15, 2021. This will be effective for the Company beginning January 1, 2022. The Company does not anticipate a material impact as a result of the adoption of this standard on its condensed consolidated financial statements.
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
Note 3 – Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale at fair value, by type, as of September 30, 2021 (in thousands):

	September 30, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$5,646,674	$111,266	$5,757,940
Government(2)	897,033	24,942	921,975
Other(3)	364	(83)	281
Total	$6,544,071	$136,125	$6,680,196
(1)Conventional is comprised of FNMA and FHLMC mortgage loans.
(2)Government is comprised of GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs, and United States Department of Agriculture).
(3)Other is comprised of home equity lines of credit (“HELOCs”) and Reverse loans.
The Company had $26.8 million of unpaid principal balances, which had a fair value of $22.9 million, of mortgage loans held for sale on nonaccrual status at September 30, 2021.
The following presents mortgage loans held for sale at fair value, by type, as of December 31, 2020 (in thousands):

	December 31, 2020
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$2,183,480	$91,939	$2,275,419
Government(2)	974,908	51,175	1,026,083
Other(3)	275	(83)	192
Total	$3,158,663	$143,031	$3,301,694
(1)Conventional is comprised of FNMA and FHLMC mortgage loans.
(2)Government is comprised of GNMA mortgage loans (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agriculture).
(3)Other is comprised of HELOCs and Reverse loans.
The Company had $26.3 million of unpaid principal balances, which had a fair value of $23.5 million, of mortgage loans held for sale on nonaccrual status at December 31, 2020.
The following presents a reconciliation of the changes in mortgage loans held for sale to the amounts presented on the unaudited condensed consolidated statements of cash flows as of September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value at beginning of period	$5,412,452	$1,904,174	$3,301,694	$1,554,230
Mortgage loans originated and purchased	21,546,957	18,289,697	79,464,436	38,534,747
Proceeds on sales and payments received	(20,208,378)	(17,565,561)	(75,786,570)	(37,869,214)
Change in fair value	3,727	17,074	(6,906)	54,709
(Loss) gain on loans(1)	(74,562)	(363,549)	(292,458)	7,363
Fair value at end of period	$6,680,196	$2,281,835	$6,680,196	$2,281,835
(1)This line as presented on the condensed consolidated statements of cash flows excludes originated mortgage servicing rights and MSR hedging.

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
The following presents an analysis of the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,267,253	$499,782	$748,457	$575,035
MSRs originated	212,368	155,623	776,174	352,118
MSRs purchased	14,326	—	33,027	—
MSRs sold	(103,017)	—	(103,017)	—
Changes in valuation model inputs	85,150	(17,210)	188,334	(211,668)
Change due to cash payoffs and principal amortization	(73,940)	(54,932)	(240,835)	(132,222)
Balance at end of period	$1,402,140	$583,263	$1,402,140	$583,263
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the UPB of the underlying mortgage loans) as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Ginnie Mae	$17,019,501	$26,206,612
Fannie Mae	63,688,774	36,395,373
Freddie Mac	45,085,793	25,621,697
Other	38,218	53,567
Total mortgage servicing portfolio	$125,832,286	$88,277,249

MSR balance	$1,402,140	$748,457
MSR balance as % of unpaid mortgage principal balance	1.11%	0.85%
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Discount rate	8.89%	9.47%
Prepayment speeds	9.54%	14.43%
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

The following table illustrates the hypothetical effect on the fair value of the Company’s MSR portfolio when applying unfavorable discount rate and prepayment speeds at two different data points as of September 30, 2021 and December 31, 2020 (in thousands):

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2021	$(59,159)	$(113,493)	$(56,936)	$(109,450)
December 31, 2020	$(26,354)	$(50,754)	$(45,014)	$(85,484)
MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties. Refer to Note 12 – Fair Value Measurements, for further discussions on the key assumptions used to estimate the fair value of the MSRs.
The following presents information related to loans serviced as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Total unpaid principal balance	$131,405,675	$91,590,114
Loans 30-89 days delinquent	816,670	1,353,029
Loans delinquent 90 or more days or in foreclosure	1,084,419	3,641,183
The following presents components of Loan servicing fees as reported in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual servicing fees	$84,271	$49,387	$229,369	$135,813
Late fees	1,458	1,313	3,923	4,564
Other	6,102	(2,350)	14,461	(6,473)
Loan servicing fees	$91,831	$48,350	$247,753	$133,904
The Company held $25.5 million and $20.6 million of escrow funds within Other liabilities in the condensed consolidated balance sheets for its customers for which it services mortgage loans as of September 30, 2021 and December 31, 2020, respectively.
On September 2, 2021, HPF completed the sale of MSRs relating to certain single family mortgage loans serviced for Ginnie Mae with an aggregate unpaid principal balance of approximately $10.7 billion. The total net proceed for the sale of MSRs was approximately $121.6 million with certain customary holdbacks and adjustments and resulted in a gain of $7.4 million. The sale represented approximately 8.6% of HPF’s total mortgage servicing portfolio as of June 30, 2021 and approximately 40.6% percent of HPF’s total Ginnie Mae mortgage servicing portfolio as of June 30, 2021. Ginnie Mae consented to the transfer of the MSRs.

Note 5 – Derivative Financial Instruments
The following presents the outstanding notional balances for derivative instruments not designated as hedging instruments as of September 30, 2021 and 2020 (in thousands):

	September 30, 2021
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$11,113,975	$54,504	$3,304	$51,725
Interest rate lock commitments	10,002,894	38,315	17,748	(36,404)
Hedging mortgage servicing rights	7,497,000	254	42,145	(49,323)
Margin		71,529	79,220
Total		$164,602	$142,417
Cash placed with counterparties, net			$7,691

	September 30, 2020
	Notional Value	Derivative Asset	Derivative Liability	Recorded Gain/(Loss)
Mortgage-backed securities forward trades	$9,637,702	$2,793	$23,586	$(8,444)
Interest rate lock commitments	15,103,027	272,837	—	26,082
Hedging mortgage servicing rights	4,306,000	8,730	—	2,161
Margin		30,642	208
Total		$315,002	$23,794
Cash held from counterparties, net		$30,434
The following presents a summary of derivative assets and liabilities and related netting amounts as of September 30, 2021 (in thousands):

	September 30, 2021
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at September 30, 2021
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$54,504	$(53,680)	$824
Hedging mortgage servicing rights	254	—	254
Margin (cash placed with counterparties)	71,529	(34,776)	36,753
Liabilities:
Mortgage-backed securities forward trades	(3,304)	3,665	361
Hedging mortgage servicing rights	(42,145)	34,776	(7,369)
Margin (cash held from counterparties)	(79,220)	50,015	(29,205)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	38,315	—	38,315
Liabilities:
Interest rate lock commitments	(17,748)	—	(17,748)
Total derivatives
Assets	$164,602	$(88,456)	$76,146
Liabilities	$(142,417)	$88,456	$(53,961)

The following presents a summary of derivative assets and liabilities and related netting amounts as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Amount of Recognized Assets (liabilities)	Gross Offset	Net Assets (Liabilities)
Balance at December 31, 2020
Derivatives subject to master netting agreements:
Assets:
Mortgage-backed securities forward trades	$1,320	$—	$1,320
Hedging mortgage servicing rights	4,419	—	4,419
Margin (cash placed with counterparties)	58,290	(45,427)	12,863
Liabilities:
Mortgage-backed securities forward trades	(61,124)	45,595	(15,529)
Margin (cash held from counterparties)	—	(168)	(168)

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	257,785	—	257,785
Hedging mortgage servicing rights	12,509	—	12,509
Total derivatives
Assets	$334,323	$(45,427)	$288,896
Liabilities	$(61,124)	$45,427	$(15,697)
For information on the determination of fair value, refer to Note 12 – Fair Value Measurements.
Note 6 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021	As of December 31, 2020
Servicing advance receivable	$50,367	$97,893
Servicing advance reserves	(6,729)	(8,380)
Servicing receivable-general	2,780	2,660
Current income tax receivable	20,784	54,347
Interest on servicing deposits	482	165
Pair off receivable	22,319	—
Agency receivables, net	10,414	—
Warehouse receivable	9,855	—
Other	7,266	6,160
Accounts receivable, net	$117,538	$152,845
As part of managing the Company’s servicing advances, servicing advance reserves is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.

The following presents changes to the servicing advance reserve for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing advance reserve, at beginning of period	$(9,098)	$(6,549)	$(8,380)	$(4,308)
Additions, net of adjustments	1,500	(1,487)	(724)	(6,419)
Charge-offs	869	773	2,375	3,464
Servicing advance reserve, at end of period	$(6,729)	$(7,263)	$(6,729)	$(7,263)
Note 7 – Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $7.5 billion at September 30, 2021 and $4.2 billion at December 31, 2020. As of September 30, 2021, the Company had $1.9 billion of unused capacity under its warehouse lines of credit.
The following presents the amounts outstanding as of September 30, 2021 and December 31, 2020 and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	Balance at September 30, 2021		Balance at December 31, 2020
$450M Warehouse Facility	September 2022	$324.1	million	$223.9	million
$500M Warehouse Facility	September 2022	418.6	million	401.2	million
$500M Warehouse Facility	September 2022	441.2	million	437.8	million
$500M Warehouse Facility	January 2022	366.2	million	232.1	million
$500M Warehouse Facility	January 2022	449.3	million	—	million
$1.2B Warehouse Facility	February 2022	706.4	million	459.9	million
$1.0B Warehouse Facility	August 2022	596.8	million	421.9	million
$500M Warehouse Facility	March 2023	433.3	million	—	million
$1.5B Warehouse Facility(1)	May 2023	1,190.7	million	466.0	million
$550M Warehouse Facility	Evergreen	400.2	million	171.0	million
$88.5M Warehouse Facility	Evergreen	12.3	million	40.6	million
Gestation	Evergreen	245.8	million	151.0	million

Early Funding(2)		723.7	million	—	million

Total warehouse lines of credit		$6,308.5	million	$3,005.4	million
(1)     On July 21, 2021, borrowing capacity on this facility temporarily increased to $1.5 billion through September 15, 2021, and such temporary increase was then subsequently extended through January 15, 2022.
(2)    In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enter into agreements to deliver certified pools consisting of mortgage loans securitized by Fannie Mae or Freddie Mac, as applicable, and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
The Company’s warehouse facilities’ variable interest rates are calculated using a base rate generally tied to 1-month LIBOR plus applicable interest rate margins, with varying interest rate floors. The Company’s borrowings are 100% secured by the fair value of the mortgage loans held for sale at fair value.
The Company’s warehouse facilities generally require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth, among others. As of September 30, 2021, the Company was in compliance with all warehouse facility covenants.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.

Note 8 – Term Debt and Other Borrowings, net
The Company maintains term debt and other borrowings as follows:

	Maturity Date	Collateral	Balance at September 30, 2021		Balance at December 31, 2020
$1.0B MSR Facility	May 2025	Mortgage Servicing Rights	$525.0	million	$411.6	million
$550M Senior Notes	February 2026	Unsecured	550.0	million	—	million
$115M Servicing Advance Facility(1)	May 2022	Servicing Advances	1.0	million	43.2	million
$10M Operating Line of Credit(2)	May 2022	Mortgage Loans	3.3	million	1.0	million
Total			1,079.3	million	455.8	million
Debt issuance costs			(13.5)	million	(1.8)	million
Term debt and other borrowings, net			$1,065.8	million	$454.0	million
(1)    Subsequent to September 30, 2021, the Servicing Advance Facility’s capacity was reduced to $90.0 million.
(2)    Subsequent to September 30, 2021, the Operating Line of Credit’s capacity was increased to $35.0 million.
The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”), which is comprised of $650.0 million of committed capacity and $350.0 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA mortgage servicing rights. In May 2021, the MSR Facility was increased from $500.0 million to $1.0 billion. Interest on the MSR Facility is based on 3-Month LIBOR plus the applicable margin with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying mortgage servicing rights. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of September 30, 2021, the Company was in compliance with all covenants under the MSR Facility.
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
The Company has an $115.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The servicing advance facility’s capacity was increased from $85.0 million to $115.0 million in May 2021. The facility carries an interest rate of 1-month LIBOR plus a margin and an advance rate ranging from 85-95%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of September 30, 2021, the Company was in compliance with all covenants under the servicing advance facility.
The Company also has a $10.0 million operating line with an interest rate based on the Wall Street Journal prime rate.
As of September 30, 2021, the Company had total unused capacity for its servicing advance facility and operating line of credit of $37.9 million and $9.0 million, respectively.

Note 9 – Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the applicable loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the applicable loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $10.0 billion as of September 30, 2021 and $16.0 billion as of December 31, 2020.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the nine months ended September 30, 2021 or 2020 and is not currently required to pay any such penalties or fines.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $322.2 million as of September 30, 2021. As of September 30, 2021, the Company was in compliance with this requirement.
The Company met all minimum net worth requirements to which it was subject as of September 30, 2021.
The following presents the Company’s required and actual net worth amounts as of September 30, 2021 (in thousands):

Home Point Financial Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$1,185,943	$2,500
Ginnie Mae	$1,185,943	$65,448
Fannie Mae	$1,185,943	$322,231
Freddie Mac	$1,185,943	$322,231
Various States	$1,185,943	$0 - 1,000
Home Point Mortgage Acceptance Corporation
	Adjusted Net Worth	Net Worth Required
HUD	$44,066	$2,500
Ginnie Mae	$44,066	$2,761
Fannie Mae	$44,066	$11,284
Freddie Mac	$44,066	$11,284
Various States	$44,066	$0 - 1,000
Note 11 – Representation and Warranty Reserve
Certain loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Additionally, the Company may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The current UPB of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on historical experience, current conditions, loan volume and reasonable and supportable forecasts. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.

The following presents the activity of the outstanding reserves for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reserve at beginning of period	$27,901	$14,704	$18,080	$3,964
Additions	1,258	2,770	12,262	17,017
Charge-offs	(1,721)	(3,485)	(2,904)	(6,992)
Reserve at end of period	$27,438	$13,989	$27,438	$13,989
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
Derivative Financial Instruments: The Company estimates the fair value of an IRLC based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The average pull-through rate for IRLCs was 87% for the nine months ended September 30, 2021 and 73% for the year ended December 31, 2020. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3. The Company treats forward mortgage-backed securities sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments; therefore, the Company reports the loss in fair value in Gain on loans, net in the unaudited condensed consolidated statements of operations. These derivatives are classified as Level 2.

MSR-related derivatives represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs, which include options on swap contracts, interest rate swap contracts, and other instruments. These derivatives are not designated as hedging instruments, and the Company reports the loss in fair value in Change in fair value of mortgage servicing rights, net in the condensed consolidated statements of operations. The fair value of MSR-related derivatives is determined using quoted prices for similar instruments. These derivatives are classified as Level 2.
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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$6,660,384	$8,840	$6,669,224
Mortgage loans held for sale – EBO	—	—	10,972	10,972
Derivative assets (IRLCs)	—	—	38,315	38,315
Derivative assets (MBS forward trades)	—	54,504	—	54,504
Derivative assets (MSRs)	—	254	—	254
Mortgage servicing rights	—	—	1,402,140	1,402,140
Total assets	$—	$6,715,142	$1,460,267	$8,175,409

Liabilities:
Derivative liabilities (MBS forward trades)	$—	$6,068	$—	$6,068
Derivative liabilities (MSR)	—	39,381	—	39,381
Total liabilities	$—	$45,449	$—	$45,449

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$3,257,320	$3,800	$3,261,120
Mortgage loans held for sale – EBO	—	—	40,574	40,574
Derivative assets (IRLCs)	—	—	257,785	257,785
Derivative assets (MBS forward trades)	—	2,994	—	2,994
Derivative assets (MSRs)	—	15,254	—	15,254
Mortgage servicing rights	—	—	748,457	748,457
Total assets	$—	$3,275,568	$1,050,616	$4,326,184
Liabilities:
Derivative liabilities (MBS forward trades)	$—	$61,124	$—	$61,124
Total liabilities	$—	$61,124	$—	$61,124

The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis (in thousands):

	Three Months Ended September 30, 2021
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$1,267,253	$56,464	$9,344	$36,132
Purchases, sales, issuances, contributions and settlements	123,678	—	(588)	(24,261)
Change in fair value	11,209	(18,149)	84	(899)
Balance at end of period	$1,402,140	$38,315	$8,840	$10,972

	Nine Months Ended September 30, 2021
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$748,457	$257,785	$3,800	$40,573
Purchases, sales, issuances, contributions and settlements	706,185	—	5,480	(28,308)
Change in fair value	(52,502)	(219,470)	(440)	(1,293)
Balance at end of period	$1,402,140	$38,315	$8,840	$10,972

	Three Months Ended September 30, 2020
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$499,782	$201,873	$2,096	$—
Purchases, Sales, Issuances, Contributions and Settlements	155,623	—	1,633	—
Change in fair value	(72,142)	70,964	(516)	—
Balance at end of period	$583,263	$272,837	$3,213	$—

	Nine Months Ended September 30, 2020
	MSRs	IRLC	MLHS	EBO
Balance at beginning of period	$575,035	$25,618	$1,159	$3,094
Purchases, Sales, Issuances, Contributions and Settlements	352,118	—	2,614	(3,094)
Change in fair value	(343,890)	247,219	(560)
Balance at end of period	$583,263	$272,837	$3,213	$—
The following presents an estimated fair value and UPB of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance (in thousands):

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at September 30, 2021	$6,669,224	$6,529,999	$139,225
Balance at December 31, 2020	$3,261,121	$3,117,552	$143,569
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company transferred in $5.2 million of assets to Level 3 during the nine months ended September 30, 2021 which consists of loans for which an active market currently does not exist. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.9%
	Prepayment speeds	7.7% - 12.7%	12.7%
Interest rate lock commitments	Pull-through rate	51% - 100%	87%

	December 31, 2020
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.5%
	Prepayment speeds	13.8% - 16.4%	14.4%
Interest rate lock commitments	Pull-through rate	16% - 100%	73%
Fair Value of Other Financial Instruments: As of September 30, 2021 and December 31, 2020, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. For our long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the collateralization of such borrowings.
Note 13 – Stock Options
The Company maintains its 2021 Incentive Plan (“2021 Plan”) with a designated 6.9 million shares of the Company’s authorized common stock that may be granted as stock options and restricted stock awards thereunder.
The Company recognized $1.7 million and $0.1 million of compensation expense related to stock options for the three months ended September 30, 2021 and 2020, respectively, and $5.2 million and $0.5 million of compensation expense related to stock options for the nine months ended September 30, 2021 and 2020, respectively, within Compensation and benefits expense on the unaudited condensed consolidated statements of operations. The unrecognized compensation expense related to outstanding and unvested stock options was $10.3 million for the three and nine months ended September 30, 2021, which is expected to vest and be recognized over a weighted-average period of 2.5 years.
The following presents the activity of the Company’s stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	13,381,516	8.55
Exercised	(1,039,594)	9.79
Forfeited	(179,033)	9.82
Expired	(37,475)	$9.79
Outstanding at September 30, 2021	12,125,414	$8.43
The following presents a summary of the Company’s non-vested activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	13,381,516	8.55
Vested	(1,917,325)	9.19
Exercised	(1,039,594)	9.79
Forfeited	(179,033)	9.82
Expired	(37,475)	$9.79
Non-vested at September 30, 2021	10,208,089	$8.28

Note 14 – Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$99,277	$347,486	$180,580	$557,791
Total provision from income taxes	27,341	93,294	50,250	149,306
Effective tax provision rate	27.5%	26.8%	27.8%	26.8%
The Company’s effective income tax rate was 27.5% and 26.8% for the three months ended September 30, 2021 and 2020, respectively, and 27.8% and 26.8% for the nine months ended September 30, 2021 and 2020, respectively, compared to the statutory rate of 21%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investments, state taxes and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity and non-deductible transaction costs.
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

The following tables present the key operating data for our business segments for the three and nine months ended September 30, 2021 and 2020 (in thousands). Starting with the three months ended March 31, 2021, the Company changed how contribution margin is calculated. Contribution margin is calculated as Total U.S. GAAP Revenue less directly attributable expenses. The Company previously calculated the contribution margin by excluding the Change in MSRs due to valuation assumptions, net of hedge. The updated calculation of the contribution margin presented herein aligns with how management and the CODM view the contribution margin for the Servicing segment. The Company commenced using such presentation for the three months ended March 31, 2021 and intends to use such presentation on a go-forward basis; previous periods have been revised to conform with this new calculation.

	Three Months Ended September 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$145,302	$173	$145,475	$(4)	$145,471	$—	$145,471
Loan fee income	34,484	—	34,484	—	34,484	—	34,484
Loan servicing fees	28	91,803	91,831	—	91,831	—	91,831
Change in FV of MSRs, net	—	3,544	3,544	—	3,544	—	3,544
Interest income (expense), net	4,035	623	4,658	(13,471)	(8,813)	—	(8,813)
Other income (loss)	—	7,476	7,476	(105)	7,371	713	8,084
Total U.S. GAAP Revenue	183,849	103,619	287,468	(13,580)	273,888	713	274,601
Contribution margin	$67,325	$86,179	$153,504	$(54,940)	$98,564	$—	$—

	Three Months Ended September 30, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$503,344	$—	$503,344	$—	$503,344	$—	$503,344
Loan fee income	28,205	—	28,205	—	28,205	—	28,205
Loan servicing fees	236	48,114	48,350	—	48,350	—	48,350
Change in FV of MSRs, net	—	(66,749)	(66,749)	—	(66,749)	—	(66,749)
Interest income (expense), net	318	598	916	(3,766)	(2,850)	—	(2,850)
Other income	—	89	89	10,279	10,368	(9,870)	498
Total U.S. GAAP Revenue	532,103	(17,948)	514,155	6,513	520,668	(9,870)	510,798
Contribution margin	$424,026	$(31,885)	$392,141	$(34,785)	$357,356	$—	$—

	Nine Months Ended September 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$521,534	$190	$521,724	$3	$521,727	$—	$521,727
Loan fee income	118,099	—	118,099	—	118,099	—	118,099
Loan servicing fees	20	247,733	247,753	—	247,753	—	247,753
Change in FV of MSRs, net	—	(90,513)	(90,513)	—	(90,513)	—	(90,513)
Interest income (expense), net	8,021	1,291	9,312	(34,971)	(25,659)	—	(25,659)
Other income	—	7,653	7,653	18,533	26,186	(16,649)	9,537
Total U.S. GAAP Revenue	647,674	166,354	814,028	(16,435)	797,593	$(16,649)	$780,944
Contribution margin	$233,811	$111,424	$345,388	$(148,006)	$197,229	$—	$—
(1)The Company includes the income from its equity method investments in the All Other category. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.

	Nine Months Ended September 30, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$962,778	$—	$962,778	$—	$962,778	$—	$962,778
Loan fee income	60,630	—	60,630	—	60,630	—	60,630
Loan servicing fees	(1,982)	135,886	133,904	—	133,904	—	133,904
Change in FV of MSRs, net	—	(230,524)	(230,524)	—	(230,524)	—	(230,524)
Interest income (expense), net	1,804	7,132	8,936	(14,411)	(5,475)	—	(5,475)
Other income	—	205	205	15,983	16,188	(14,050)	2,138
Total U.S. GAAP Revenue	1,023,230	(87,301)	935,929	1,572	937,501	(14,050)	923,451
Contribution margin	$790,538	$(129,965)	$660,573	$(88,732)	$571,841	$—	$—
(1)The Company includes the income from its equity method investments in the All Other segment. In order to reconcile to Total net revenue on the condensed consolidated statements of operations, it must be removed as is presented above.
The following table presents a reconciliation of contribution margin to consolidated U.S. GAAP Income (loss) before income tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income tax	$99,277	$347,486	$180,580	$557,791
(Loss) income from equity method investment	(713)	9,870	16,649	14,050
Contribution margin	$98,564	$357,356	$197,229	$571,841
Note 16 – Related Parties
The Company has entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services range from valuation services of mortgage servicing rights, mortgage related services, insurance brokerage services, and loan review services for certain loan originations. The Company incurred expenses of $6.0 million and $0.3 million, in the three months ended September 30, 2021 and 2020, respectively, and $16.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively, for products, services, and other transactions, which are included in Production technology, General and administrative and Other expenses in the unaudited condensed consolidated statements of operations.
Note 17 – Subsequent Events
The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued.
Dividend Payment
On November 4, 2021, the Company announced that its board of directors declared a dividend of $0.04 per share for the third quarter of 2021 to stockholders of record at the close of business on November 15, 2021, payable on or about November 30, 2021.
Gestation Agreement
On November 2, 2021, HPF entered into a Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”) with JPMorgan Chase Bank, National Association, as purchaser (“Purchaser”). Subject to compliance with the terms and conditions of the Gestation Agreement, including the affirmative and negative covenants contained therein, the Gestation Agreement permits Purchaser to purchase from HPF from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that are intended to ultimately be included in residential mortgage-backed securities (the “Agency MBS”) issued or guaranteed, as applicable, by Fannie Mae, Freddie Mac, and Ginnie Mae.
The aggregate purchase price of participation certificates owned by Purchaser at any given time for which Purchaser has not been paid the purchase price for the related Agency MBS by the applicable takeout investor as specified in the applicable takeout commitment cannot exceed $1.5 billion. Unless terminated earlier in accordance with its terms, the Gestation Agreement expires on November 2, 2022.

The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including, among other covenants, financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth. HPF is also generally required to maintain its status as an approved issuer by Ginnie Mae, an approved lender by Fannie Mae, and an approved seller/servicer by Freddie Mac.

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
Data as of and for the three and nine months ended September 30, 2021 and September 30, 2020, have been derived from our unaudited condensed consolidated financial statements included elsewhere in this Report.
Overview
We are a leading residential mortgage originator and servicer with a mission to create financially healthy, happy homeowners. Our business model is focused on growing originations through highly leverageable partner networks supported by at-scale operations, and managing the customer experience through our in-house servicing operation and proprietary Home Ownership Platform. We partner with a nationwide network of more than 7,400 independent mortgage brokerages, or our Broker Partners and provide in market sales coverage and an efficient and scaled loan fulfillment process through our fully integrated technology platform. We also source customers through nearly 650 correspondent sellers, or our Correspondent Partners.
We maintain ongoing connectivity with approximately 430,000 customers through our servicing platform. Servicing is a strategic cornerstone of our business and central to our strategy. Retaining our servicing and managing the servicing platform in-house gives us the opportunity to establish a deeper relationship with our customers that personalizes the experience for borrowers through the use of our Home Ownership Platform’s customized dashboards that deliver critical information about borrowers’ accounts such as payment deadlines, forbearance status and escrow distributions and customized offerings through other third-party financial products such as insurance policies and home equity loans.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 Summary
For the three months ended September 30, 2021, we originated $20.8 billion of mortgage loans compared to $18.1 billion for the three months ended September 30, 2020, representing an increase of $2.7 billion or 15%. We generated $274.6 million of revenue for the three months ended September 30, 2021 compared to $510.8 million for the three months ended September 30, 2020. We generated $71.2 million of net income for the three months ended September 30, 2021 compared to a net income of $264.1 million for the three months ended September 30, 2020. We generated $196.4 million of Adjusted revenue for the three months ended September 30, 2021 compared to $532.5 million for the three months ended September 30, 2020. We generated $15.1 million of Adjusted net income for the three months ended September 30, 2021 compared to $272.7 million of Adjusted net income for the three months ended September 30, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.

The above-described decreases in revenue, net income, Adjusted revenue and Adjusted net income were primarily due to the decrease in Gain on loans, net of $357.9 million which was driven by a decrease in margins as a result of the competitive environment for the three months ended September 30, 2021. Gain on sale margins decreased by 202 basis points or 71% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decline in margins was partially offset by an increase in fallout adjusted locks of $3.3 billion for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in our overall share of the origination market between the two periods. The decrease in Gain on loans, net was partially offset by an increase in loan servicing fees of $43.5 million due to a larger average servicing portfolio and a favorable Change in fair value of MSR of $70.3 million for the three months ended September 30, 2021 compared to three months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 Summary
For the nine months ended September 30, 2021, we originated $75.7 billion of mortgage loans compared to $38.0 billion for the nine months ended September 30, 2020, representing an increase of $37.6 billion or 99%. We generated $780.9 million of revenue for the nine months ended September 30, 2021 compared to $923.5 million for the nine months ended September 30, 2020. We generated $147.0 million of net income for the nine months ended September 30, 2021 compared to a net income of $422.5 million for the nine months ended September 30, 2020. We generated $647.3 million of Adjusted revenue for the nine months ended September 30, 2021 compared to $1.0 billion for the nine months ended September 30, 2020. We generated $38.5 million of Adjusted net income for the nine months ended September 30, 2021 compared to $494.5 million for the nine months ended September 30, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted Revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income (loss), the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
The above-described decreases in net income, Adjusted revenue and Adjusted net income were primarily due to the decrease in Gain on loans, net of $441.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Gain on sale margins decreased by 142 basis points or 59% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in Gain on loans, net was driven by decreases in our margins as a result of the competitive environment for the nine months ended September 30, 2021. The decline in margins was partially offset by an increase in fallout adjusted locks of $23.2 billion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in our overall share of the origination market between the two periods. The decrease in Gain on loans, net was partially offset by an increase in loan servicing fees of $113.8 million due to a larger servicing portfolio and a favorable Change in fair value of MSR of $140.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
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
Changes in interest rates also impact the value of IRLCs and loans held for sale. IRLCs represent an agreement to extend credit to a customer whereby the interest rate is set prior to the loan funding. These commitments bind us to fund the loan at a specified rate. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of IRLCs and loans held for sale inventory rises and falls with changes in interest rates; for example, if we enter into IRLCs at low interest rates followed by an increase in interest rates in the market, the values of our IRLCs will decrease.

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
Origination Segment KPIs
The following summarizes key performance indicators for our business for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Origination Volume by Channel
Wholesale	$16,355,449	$10,981,395	$54,405,648	$23,772,112
Correspondent	3,434,186	6,280,039	17,375,985	12,696,815
Direct	1,005,985	852,433	3,910,769	1,576,959
Origination volume	$20,795,621	$18,113,867	$75,692,402	$38,045,886

FOA Lock Volume by Channel
Wholesale	$16,709,845	$11,242,589	$48,415,960	$26,375,827
Correspondent	4,149,963	6,547,672	14,785,605	14,469,776
Direct	1,034,634	799,514	2,610,410	1,725,915
FOA Lock Volume	$21,894,442	$18,589,775	$65,811,975	$42,571,518

	Three Months Ended September 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$121,999	73	$359,512	320
Correspondent	8,351	20	40,431	62
Direct	30,252	292	33,564	420
Gain on sale margin attributable to channels	160,602	73	433,507	233
Other gain on sale(a)	23,247	11	98,596	53
Gain on sale margin (b)	$183,849	84	$532,103	286

	Nine Months Ended September 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$481,535	99	$742,217	281
Correspondent	39,784	27	112,006	77
Direct	83,332	319	74,086	429
Gain on sale margin attributable to channels	604,651	91	928,309	218
Other gain on sale(a)	43,023	7	94,921	22
Gain on sale margin (b)	$647,674	98	$1,023,230	240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Market Share
Overall share of origination market(c)	2.2%	1.4%	2.2%	1.4%
Share of wholesale channel(d)	10.2%	6.4%	10.2%	6.4%

Origination Volume by Purpose
Purchase	34.6%	29.0%	29.3%	31.7%
Refinance	65.4%	71.0%	70.7%	68.3%

Third Party Partners
Number of Broker Partners(e)	7,452	4,921	7,452	4,921
Number of Correspondent Partners(f)	652	587	652	587

(a)Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b)Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
(c)Overall share of origination market share data is as of June 30, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of September 30, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d)Share of wholesale channel as of June 30, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of September 30, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.
(e)Number of Broker Partners with whom the Company sources loans.
(f)Number of Correspondent Partners from whom the Company purchases loans.

Servicing Segment KPIs
The following summarizes key performance indicators for our business as of September 30, 2021 and 2020:

	As of September 30,
($ in thousands)	2021	2020
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$125,832,286	$73,951,042
MSR Servicing Portfolio - Units(b)	428,622	307,236

60 days or more delinquent(c)	0.9%	6.6%

MSR Portfolio
MSR multiple(d)	4.20	2.57
Weighted Average Note Rate (e)	2.98%	3.63%
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
Adjusted net income. We define Adjusted net income as Net income exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.

The non-GAAP information presented below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes.
The following is a reconciliation of Adjusted revenue and Adjusted net income to the nearest U.S. GAAP financial measures of Total revenue, net and Net income, as applicable:
Reconciliation of Adjusted Revenue to Total Revenue, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total revenue, net	$274,601	$510,798	$780,944	$923,451
(Loss) income from equity method investment	(713)	9,870	16,649	14,050
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(77,486)	11,816	(150,323)	98,302
Adjusted revenue	$196,402	$532,484	$647,270	$1,035,803
Reconciliation of Adjusted Net Income to Total Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total net income	$71,223	$264,062	$146,979	$422,535
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(77,486)	11,816	(150,323)	98,302
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	21,340	(3,172)	41,830	(26,313)
Adjusted net income	$15,077	$272,706	$38,486	$494,524
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
Results of Operations —Three and Nine Months Ended September 30, 2021 and 2020
Consolidated Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$145,471	$503,344	$(357,873)	(71.1%)
Loan fee income	34,484	28,205	6,279	22.3%
Interest income	36,719	14,709	22,010	149.6%
Interest expense	(45,532)	(17,559)	(27,973)	159.3%
Interest expense, net	(8,813)	(2,850)	(5,963)	209.2%
Loan servicing fees	91,831	48,350	43,481	89.9%
Change in fair value of mortgage servicing rights, net	3,544	(66,749)	70,293	(105.3%)
Other income	8,084	498	7,586	1523.3%
Total revenue, net	274,601	510,798	(236,197)	(46.2%)

Compensation and benefits	114,612	117,177	(2,565)	(2.2%)
Loan expense	16,618	8,733	7,885	90.3%
Loan servicing expense	6,681	6,481	200	3.1%
Production Technology	7,583	6,378	1,205	18.9%
General and administrative	21,741	16,213	5,528	34.1%
Depreciation and amortization	2,440	1,236	1,204	97.4%
Other expenses	5,649	7,094	(1,445)	(20.4%)
Total expenses	175,324	163,312	12,012	7.4%

Income before income tax	99,277	347,486	(248,209)	(71.4%)
Income tax expense	27,341	93,294	(65,953)	(70.7%)
(Loss) income from equity method investment	(713)	9,870	(10,583)	(107.2%)
Total net income	$71,223	$264,062	(192,839)	(73.0%)

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$521,727	$962,778	$(441,051)	(45.8%)
Loan fee income	118,099	60,630	57,469	94.8%
Interest income	96,944	42,370	54,574	128.8%
Interest expense	(122,603)	(47,845)	(74,758)	156.3%
Interest expense, net	(25,659)	(5,475)	(20,184)	(368.7%)
Loan servicing fees	247,753	133,904	113,849	85.0%
Change in fair value of mortgage servicing rights, net	(90,513)	(230,524)	140,011	(60.7%)
Other income	9,537	2,138	7,399	346.1%
Total revenue, net	780,944	923,451	(142,507)	(15.4%)

Compensation and benefits	395,550	251,462	144,088	57.3%
Loan expense	51,796	21,686	30,110	138.8%
Loan servicing expense	22,282	22,742	(460)	(2.0%)
Production Technology	25,038	14,540	10,498	72.2%
General and administrative	74,527	38,981	35,546	91.2%
Depreciation and amortization	7,551	4,162	3,389	81.4%
Other expenses	23,620	12,087	11,533	95.4%
Total expenses	600,364	365,660	234,704	64.2%

Income before income tax	180,580	557,791	(377,211)	67.6%
Income tax expense	50,250	149,306	(99,056)	66.3%
Income from equity method investment	16,649	14,050	2,599	18.5%
Total net income	$146,979	$422,535	(275,556)	65.2%

The decrease in Net income for the three and nine months ended September 30, 2021 was primarily the result of a decrease in Gain on loans, net due to decreased margins as a result of the competitive environment during the three and nine months ended September 30, 2021. The decrease in Total net income was partially offset by a favorable Change in fair value of mortgage servicing rights due to the increase in mortgage interest rates. The decrease in Total net income was also partially offset by an increase in Loan servicing fees due to an increase in our mortgage servicing portfolio. Total expenses increased slightly for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in Loan expense as a result of increased loan origination volume and a slight increase in General and administrative expense due to an increase in marketing expenses for advertising and professional services expense.
Total Revenue, net
Gain on loans, net
Gain on loans, net is driven by volume (FOA locks), our gain on sale margin within each channel of our Origination segment, and other for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
FOA Lock Volume by Channel
Wholesale	$16,709,845	$11,242,589	$48,415,960	$26,375,827
Correspondent	4,149,963	6,547,672	14,785,605	14,469,776
Direct	1,034,634	799,514	2,610,410	1,725,915
FOA Lock Volume	$21,894,442	$18,589,775	$65,811,975	$42,571,518

	Three Months Ended September 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$121,999	73	$359,512	320
Correspondent	8,351	20	40,431	62
Direct	30,252	292	33,564	420
Gain on sale margin attributable to channels	160,602	73	433,507	233
Other gain on sale(a)	23,247	11	98,596	53
Gain on sale margin (b)	$183,849	84	$532,103	286

	Nine Months Ended September 30,
	2021		2020
Gain on Sale Margin by Channel	Amount	bps	Amount	bps
Wholesale	$481,535	99	$742,217	281
Correspondent	39,784	27	112,006	77
Direct	83,332	319	74,086	429
Gain on sale margin attributable to channels	604,651	91	928,309	218
Other gain on sale(a)	43,023	7	94,921	22
Gain on sale margin (b)	$647,674	98	$1,023,230	240
(a)Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on FOA locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b)Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.

In addition, the table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Origination volume	$20,795,621	$18,113,867	$75,692,401	$38,045,886
Originated MSR - UPB	$27,946,562	$17,749,342	$82,252,911	$37,066,235
Retained servicing (UPB)(a)	95.1%	100.0%	96.7%	99.4%
(a)Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the decrease in Gain on loans, net was primarily due to a decrease of $348.3 million, or 65% in gain on sale margin.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the decrease in Gain on loans, net was primarily due to a decrease of $375.6 million, or 37% in gain on sale margin.
Although we experienced increases in FOA lock volume and Origination volume across all of our origination channels primarily due to an increase in our overall share of the origination market, which increased to 2.2% from 1.4% and our share of the wholesale channel which increased to 10.2% from 6.4%, we saw a significant decrease in gain on sale margins due to competitive environment during the three months ended September 30, 2021 compared to the prior year, which also negatively impacted our results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Loan fee income
The increase in Loan fee income was primarily driven by an increase in Origination volume discussed above.
Loan servicing fees

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Retained servicing fees, net of guarantee fees	$84,271	$49,387	$229,369	$135,813
Late fees and other	7,560	(1,037)	18,384	(1,909)
Loan servicing fees	$91,831	$48,350	$247,753	$133,904
The table below provides details of the characteristics of our mortgage loan servicing portfolio for each of the periods presented:

	As of September 30,
($ in thousands)	2021	2020
MSR Servicing Portfolio - UPB	$125,832,286	$73,951,042
Average MSR Servicing Portfolio - UPB for the three months ended	$125,045,611	$70,426,343
Average MSR Servicing Portfolio - UPB for the nine months ended	$107,054,768	$63,275,794
MSR Servicing Portfolio – units	428,622	307,236
MSRs Fair Value Multiple (x)	4.2x	2.6x
Delinquency Rates (%)	0.9%	6.6%
Weighted average credit score	742	734
Weighted average servicing fee, net (bps)	26.5	30.7
The increase in loan servicing fees for the three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020 was primarily driven by an increase in the Average MSR Servicing Portfolio of $54.6 billion, or a 78% increase for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and $43.8 billion, or a 69.2% increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases in the Average MSR Servicing Portfolio during the three and nine months ended September 30, 2021 was due to an increase in Origination volume which increased Retained Servicing fees, net of guarantee fees.

Change in fair value of MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Realization of cash flows	$(73,942)	$(54,933)	$(240,836)	$(132,222)
Valuation inputs and assumptions	85,150	(17,210)	188,334	(211,667)
Economic hedging activities	(7,665)	5,394	(38,011)	113,365
Change in fair value of MSRs	$3,544	$(66,749)	$(90,513)	$(230,524)
The increase in Change in fair value of MSRs for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the Valuation inputs and assumptions gain recorded for the three months ended September 30, 2021 that was primarily due to an increase in interest rates during the period as well as the favorable impact resulting from the MSR sale executed during the three months ended September 30, 2021. The favorable change from Valuation inputs and assumptions was partially offset by an increase in loss from realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio as a result of a 78% increase in our average servicing portfolio, compared to the three months ended September 30, 2020. Valuation inputs and assumptions gains are partially offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation input and assumptions.
The increase in Change in fair value of MSRs for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the Valuation inputs and assumptions gain recorded for the nine months ended September 30, 2021 that was driven by an increase in interest rates during the period as well as the favorable impact resulting from the MSR sale executed during the nine months ended September 30, 2021. The favorable change from Valuation inputs and assumptions was partially offset by an increase in loss from realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio as a result of a 69.2% increase in our average servicing portfolio, compared to the nine months ended September 30, 2020. Valuation inputs and assumptions gains are offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation input and assumptions.
Interest expense, net
The components for Interest expense, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest income	$36,719	$14,709	$96,944	$42,370
Interest expense	$(45,532)	(17,559)	$(122,603)	(47,845)
Interest expense, net	$(8,813)	$(2,850)	$(25,659)	$(5,475)
The increase in interest expense, net for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to an increase in average warehouse borrowings outstanding as a result of our increased origination volume combined with an increase in our term debt interest expense as a result of the Senior Notes (as defined below) issued during the first quarter of 2021. The increase in interest expense was partially offset by an increase in interest income from higher interest earned on mortgage loans held for sale due to an increase in average mortgage loans held for sale which was driven by the increase in Origination volume.
Expenses
The increase in total expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by increases in Loan expense and General and administrative expense.
Loan expense
The Loan expense increase for the three months ended September 30, 2021 was primarily due to the increase in Origination volume compared to the respective periods in 2020. Additionally, we experienced increases in various loan processing fees in the current year periods compared to prior periods as third party costs increased.
General and administrative expense
General and administrative expense increased by $5.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily driven by an increase in Professional services fees of $3.9 million to meet additional compliance and corporate requirements, an increase in Occupancy and equipment expense of $1.1 million due to increased headcount for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and an increase in Advertising and marketing expense of $0.6 million to support our market share increase.

The increase in total expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by an increase in Compensation and benefits expense, Loan expense, Production technology expense, General and administrative expense and Other expenses.
Compensation and benefits expense
Compensation and benefits expense increased by $144.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 driven by an increase of $8.4 million in commissions and bonuses resulting from an increase in Origination volume, as well as an increase of $135.7 million in salary and benefits expense largely driven by an 33% increase in employee headcount to support our increased Origination volume for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As a percentage of volume, Compensation and benefits expense was 0.5% and 0.7% of Origination volume for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Loan expense
The Loan expense increase for the nine months ended September 30, 2021 was primarily due to the increase in Origination volume compared to the respective periods in 2020. Additionally, we experienced increases in various loan processing fees in the current year periods compared to prior periods as third party costs increased.
Production technology expense
Production technology expense increased by $10.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in equipment and information technology associated expense driven by our increased headcount, higher Origination volume and the increased size of our servicing portfolio.

General and administrative expense
General and administrative expense increased by $35.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily driven by an increase in professional services fees of $27.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 to meet additional compliance and corporate requirements and an increase in Occupancy and equipment expense of $8.4 million related to the increase in Origination volume and an increase in headcount.
Other expense
Other expense increased by $11.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily driven by an increase in other employee benefit expenses of $6.1 million provided during the year to recognize employee contributions and for work from home expenses as well as an increase in insurance expense of $5.3 million related to D&O insurance expense the Company incurred in light of its status as a publicly traded entity.
Income tax expense
Income tax expense on continuing operations decreased for the three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020 primarily due to a decrease in pre-tax income. Our overall effective tax rate of 27.5% and 26.8% for the three months ended September 30, 2021 and 2020, respectively, and 27.8% and 26.8% for the nine months ended September 30, 2021 and 2020, respectively, differed from the U.S. statutory rate of 21.0% primarily due the impact of income from equity method investment and state incomes taxes in both years. In addition, in 2021, the difference from the statutory rate was also attributable to non-deductible transaction costs related to our initial public offering (the “IPO”) and limitations on the tax deductibility of officers’ compensation applicable to a public entity.
Summary Results by Segment for the Three and Nine Months Ended September 30, 2021 and 2020
We have two segments:
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

Origination
The table below presents details of Revenue and Contribution margin for the Origination segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gain on loans, net	$145,302	$503,344	$521,534	$962,778
Loan fee income	34,484	28,205	118,099	60,630
Loan servicing fees	28	236	20	(1,982)
Change in fair value of mortgage servicing rights, net	—	—	—	—
Interest income	4,035	318	8,021	1,804
Total Origination segment revenue	183,849	532,103	647,674	1,023,230
Directly attributable expense	116,524	108,077	413,863	232,692
Contribution margin	$67,325	$424,026	$233,811	$790,538

Servicing
The table below presents details of Revenue and Contribution margin for the Servicing segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gain on loans, net	$173	$—	$190	$—
Loan servicing fees	91,803	48,114	247,733	135,886
Interest income	623	598	1,291	7,132
Other income	7,476	89	7,653	205
Total Servicing segment revenue	100,075	48,801	256,867	143,223
Directly attributable expense	17,440	13,937	54,930	42,664
Primary margin	82,635	34,864	201,937	100,559
Change in MSR fair value: amortization	(73,942)	(54,933)	(240,836)	(132,222)
Adjusted contribution margin	8,693	(20,069)	(38,899)	(31,663)
Change in MSR fair value: mark-to-market, net of hedge	77,486	(11,816)	150,323	(98,302)
Contribution margin	$86,179	$(31,885)	$111,424	$(129,965)

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
As of September 30, 2021, we held mortgage warehouse lines of credit with 11 separate financial institutions with a total maximum borrowing capacity of $7.5 billion and an unused borrowing capacity of $1.9 billion. Refer to Note 7 – Warehouse Lines of Credit of our unaudited condensed consolidated financial statements.
As of September 30, 2021, we maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $918.5 million and unused borrowing capacity of $389.2 million. Refer to Note 8 – Term Debt and Other Borrowings, net of our unaudited condensed consolidated financial statements.
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
As of September 30, 2021, the Company was in compliance with all warehouse facility covenants and with all covenants under the Indenture governing the Senior Notes.
Cash Flows
Our cash flows for the nine months ended September 30, 2021 and September 30, 2020 are summarized below.

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(3,657,464)	$(385,095)
Net cash provided (used) in investing activities	69,796	(9,914)
Net cash provided by financing activities	3,593,902	626,668
Net increase in Cash and cash equivalents and restricted cash	6,234	231,659
Cash and cash equivalents and restricted cash at end of period	$203,127	$313,390
Net cash used by operating activities increased by $3.3 billion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily driven by increase in the level of our inventory of loans held for sale as a result of an increase in origination volume at lower margins for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Cash provided by investing activities increased by $79.7 million primarily due to proceeds from sale of mortgage servicing rights of $111.6 million, offset by purchase of mortgage servicing rights of $33.0 million during the nine months ended September 30, 2021.
Cash provided by financing activities increased by $3.0 billion primarily due to an increase in proceeds from warehouse borrowings net of payments on warehouse borrowings to be utilized for funding our increased loan origination volume for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Additionally, we issued $550 million of Senior Notes during the nine months ended September 30, 2021. Increases in cash provided by the financing activities were offset by approximately $295 million of distributions paid to Home Point Capital LP (“HPLP”), our direct parent prior to the consummation of the merger consummated in connection with the IPO, during the nine months ended September 30, 2021 compared to $63.8 million of contribution from HPLP recorded during the nine months ended September 30, 2020 as well as $20.9 million of dividends paid to shareholders during the nine months ended September 30, 2021.
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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.
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
None.
Issuer Repurchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Stockholder Proposal Deadline
The Company expects to hold its 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) at a date, time, and location to be announced, which will be the Company’s first annual meeting of stockholders after the IPO.
In accordance with Section 2.03 of the Company’s Amended and Restated Bylaws (the “Bylaws”), the Company has set the time period for receipt of stockholder proposals for inclusion in the Company’s proxy materials for the 2022 Annual Meeting as no earlier than the close of business on January 31, 2022 and no later than the close of business on March 2, 2022. Any stockholder proposal requested to be included in the proxy materials must (i) be received by the Company at 2211 Old Earhart Road, Suite 250, Ann Arbor, Michigan 48105, Attn: Corporate Secretary and (ii) satisfy all of the requirements of the Bylaws and not otherwise be permitted to be excluded under Rule 14a-8 of the Exchange Act.

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
10.1*+
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 22, 2021, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor.

10.2*	Confirmation and Amendment of Participation Agreement, dated as of July 21, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.3+
Mortgage Warehouse Agreement, dated as of September 1, 2021, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 7, 2021 and incorporated herein by reference).

10.4*	Confirmation and Amendment of Participation Agreement, dated as of September 13, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.5
Amendment No. 17 to Master Repurchase Agreement, dated as of September 17, 2021, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 21, 2021 and incorporated herein by reference).

10.6+
Amendment No. 5 to Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of September 17, 2021, by and among Home Point Financial Corporation, as seller, TIAA, FSB, as administrative agent and a buyer, and Capital One, National Association, as a buyer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 21, 2021 and incorporated herein by reference).

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

HOME POINT CAPITAL INC.

Dated: November 5, 2021	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)