Form 10-K
period 2021-12-31
Home Point Capital Inc.
filed 2022-03-17
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $59.4 million, based on the number of shares held by non-affiliates as of June 30, 2021 and the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had outstanding 139,271,703 shares of common stock as of March 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”) contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. Forward-looking statements are not guarantees of future performance, are based upon assumptions, and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Report. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others:

•the effects of the COVID-19 (as defined herein) pandemic on our business;
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
•risks related to any subservicer;
•competition for mortgage assets that may limit the availability of desirable originations, acquisitions and result in reduced risk-adjusted returns;
•our ability to continue to grow our loan origination business or effectively manage significant increases in our loan production volume;
•difficult conditions or disruptions in the MBS, mortgage, real estate and financial markets;
•competition in the industry in which we operate;
•our ability to acquire loans and sell the resulting MBS in the secondary markets on favorable terms in our production activities;
•our ability to adapt to and implement technological changes;
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
•risks associated with changes in the London Inter-Bank Offered Rate reporting practices and the use of alternative reference rates;
•our ability to raise the debt or equity capital required to finance our assets and grow our business;
•risks associated with derivative financial instruments;
•our ability to comply with continually changing federal, state and local laws and regulations;
•the impact of revised rules and regulations and enforcement of existing rules and regulations by the CFPB;
•the impact of revised rules and regulations and enforcement of existing rules and regulations by state regulatory agencies;
•our ability to comply with the GSE, FHA, VA and USDA guidelines and changes in these guidelines or GSE and Ginnie Mae guarantees;
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
•our ability to comply with the regulations applicable to our investment management subsidiary;
•the impact of private legal proceedings;
•risks associated with our acquisition of MSRs;
•the impact of our counterparties terminating our servicing rights under which we conduct servicing activities;
•risks associated with higher risk loans that we service; and
•our ability to foreclose on our mortgage assets in a timely manner or at all.

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
Website and Social Media Disclosure
We use our website (www.investors.homepoint.com) and our corporate Facebook, LinkedIn, and Twitter accounts as routine channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Report.

Glossary of Defined Terms
As used in this Report, unless the context otherwise requires:
•“An Agency” or “Agencies” refers to Ginnie Mae, the FHA, the VA, the USDA and/or GSEs.
•“CFPB” refers to the Consumer Financial Protection Bureau.
•“Fannie Mae” refers to the Federal National Mortgage Association.
•“FHA” refers to the Federal Housing Administration.
•“FOA” refers to fallout adjusted.
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
•“UPB” refers to unpaid principal balance.
•“USDA” means the U.S. Department of Agriculture.
•“VA” means the U.S. Department of Veterans Affairs.
Unless the context otherwise indicates, any reference in this Report to “Home Point,” “our Company,” “the Company,” “us,” “we” and “our” refers to Home Point Capital Inc.

Part I.
Item 1. Business
Company Overview
We are a leading residential mortgage originator and servicer driven by a mission to create financially healthy, happy homeowners. We do this by delivering scale, efficiency and savings to our partners and customers. Our business model is focused on leveraging a nationwide network of partner relationships to drive sustainable origination growth. We support our origination operations through a robust operational infrastructure and a highly responsive customer experience. We then leverage our servicing platform to manage the customer experience. We believe that the complementary relationship between our origination and servicing businesses allows us to provide a best-in-class experience to our customers throughout their homeownership lifecycle.
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
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2021. Through our Wholesale channel, we propel the success of our more than 8,000 Broker Partners through a combination of full service, localized sales coverage and an efficient loan fulfillment process supported by our fully integrated technology platform. We differentiate ourselves from our peers focused on the wholesale channel by following a partnership approach towards our Broker Partners, where we seek to mitigate any conflict of interest by allowing the Broker Partners to maintain their customer relationships while we support them with our best-in-class technology platform. Broker Partners, which we define to include brokerage businesses that may include multiple broker employees, represent wholesale and non-delegated correspondent accounts that Home Point is authorized to conduct business with at a given point in time (whether or not we have recently originated mortgages through such broker).
Our growth is evidenced by an increased share of the wholesale channel of the U.S. residential mortgage market. According to Inside Mortgage Finance, our market share in the wholesale channel was 9.8% in 2021 compared to 1.6% in 2017. This growth trend, together with our distinct wholesale strategy, enable highly scalable production volumes, a strong mix of purchase transactions and favorable unit economics, driven by lower fixed costs.
Our Wholesale strategy further propels our growth, with total loan originations of $69.5 billion through our Broker Partner network in 2021, compared to total loan originations of $96.2 billion across all channels in 2021.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our nearly 442,000 servicing customers, with the ultimate objective of securing them as a Customer for Life. Our retention strategy and partnership model has differentiated us from our competitors and is a key driver of our continued growth and investment in the wholesale channel.
In February 2022, we announced an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac is expected to begin subservicing loans for us in the second quarter of 2022. Once ServiceMac begins subservicing loans for us, they will perform servicing functions on our behalf, but we will continue to hold the MSRs. The transition of our servicing operation to ServiceMac will enable the redeployment of technology and process resources to support the growth of our Wholesale channel, including expanding product offerings and enhancing the partner experience. In addition, ServiceMac will continue to enable support of our broker-driven customer retention efforts, keeping them connected through our Customer For Life program. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. We anticipate that the opportunity for productive relationships with our customers will continue after ServiceMac begins subservicing loans for us since customers will receive the same high-quality service they are accustomed to and they will continue to see our brand on all communications. We expect that our relationship with ServiceMac will allow us to maintain a lower, more variable cost structure and provide greater flexibility when strategically selling certain non-core MSRs.
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
These efforts have resulted in growth in our originations. As we continue to grow, we believe the scalability of our partner-driven business model will produce significant operating leverage and increased profitability.

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
In each of these channels, our primary source of revenue consists of (i) gains on loans, which is the difference between the cost of originating or purchasing the mortgage loans and the price at which we sell such loans to investors, primarily the GSEs and Ginnie Mae, and (ii) gains on fair value of MSRs.
Our originations are comprised of both purchase and refinance originations. While refinancing origination levels in the market vary based on a number of market dynamics, including interest rate levels, inflation, unemployment and the strength of the overall economy, we are focused on maintaining steady growth in our purchase origination volumes, which gives us a considerable advantage over our competitors as purchase originations tend to be more stable and reduce earnings volatility. In 2020, our purchase origination mix was 30.9%. In 2021, the higher interest rate environment resulted in a slight increase in purchase origination mix to 31.1%. However, we maintained strong growth in our purchase origination levels, which grew 56.1% year over year. Our purchase originations grew from $19.1 billion in 2020 to $29.9 billion in 2021.
Wholesale Channel
We originate residential mortgages in our Wholesale channel through a nationwide network of more than 8,000 Broker Partners. We are strategically focused on this channel given that the underlying cost structure is more efficient than that of Distributed retail, where the costs and overhead associated with originating loans are the responsibility of the lender. As a result, we are able to operate with a lower fixed cost than many of our competitors. This highly leverageable cost structure allows for improved financial flexibility in varying interest rate environments.
Our Broker Partners have local and personal relationships with their customers and therefore can provide tailored and thoughtful advice. However, they do not have the underwriting, funding, distributing or servicing capabilities for these loans. We provide these resources, which allow them to operate with scale and compete against larger market participants. This can be seen through the rapid growth of our originations in this channel, which increased from $37.9 billion in 2020 to $69.5 billion in 2021. This enables our Broker Partners to be nimble and run their business in an entrepreneurial fashion. Our Broker Partners are focused on providing the best possible experience, service, and price to their customers, while we concentrate on maximizing the efficiency of the origination platform leveraged by our partners. While our Broker Partners are responsible for originating the loan, we, as the lender, are responsible for making the loan. As a result, the decision to extend credit to the borrower, and the associated credit risk exposure, is our sole responsibility and not the responsibility of our Broker Partners. While we maintain policies and procedures designed to monitor the performance of our Broker Partners, we are not liable for their independent actions.
The efficiency of our sales team, combined with our flexible cost structure, has positioned us to further consolidate volume from the smaller and less efficient wholesale lenders that still control nearly 50% of the wholesale market. We plan to do this by increasing the number of independent brokerages that serve as our Broker Partners. We believe that further penetration of the highly fragmented brokerage market will allow us to maintain our industry leading growth profile.
The strategy we employ in our Wholesale channel is closely tied to our servicing strategy. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. This provides us the ability to include our Broker Partners in the management of the customer relationship and ultimately the retention of customers in our collective ecosystem. We anticipate that the opportunity for productive relationships with our customers will continue after ServiceMac begins subservicing loans for us since customers will receive the same high-quality service they are accustomed to and they will continue to see our brand on all communications. In addition, the transition of our servicing operation to ServiceMac will enable the redeployment of technology and process resources to support the growth of our Wholesale channel, including expanding product offerings and enhancing the partner experience.

Correspondent Channel
In our Correspondent channel, we purchase closed and funded mortgages from a trusted network of our Correspondent Partners. Our Correspondent Partners include primarily small- to medium-sized independent mortgage banks, builder affiliates and financial institutions. Our partners underwrite, process and fund loans, but typically lack the scale to economically retain servicing. Our financial institution partners prefer to sell to non-bank originators to avoid conflicting customer solicitation. This channel provides a flexible alternative for us to achieve our customer acquisition goals at a low cost. When favorable market opportunities present themselves, the channel can quickly be scaled up. We acquired $21.9 billion in production through more than 600 Correspondent Partner relationships during 2021.
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
Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. This also enhances efficiency for a customer’s next transaction because we have an ongoing relationship with the customer and a rich data set that can be leveraged to better the loan origination process. By striving to make the process streamlined, reliable, and focused on the customer’s preference as to who they want as their loan originator, we believe we are able to create Customers for Life. We anticipate that the opportunity for productive relationships with our customers will continue after ServiceMac begins subservicing loans for us since customers will receive the same high-quality service they are accustomed to and they will continue to see our brand on all communications.
In recent years, we have significantly increased retention rates by leveraging our data and analytics to better understand our customers’ future financing needs. This allows us to proactively monitor our customer relationships over time.
Our Direct channel is focused on maximizing the retention opportunity of customers in our servicing portfolio. We believe that recapturing our customers is integral to our goal of creating Customers for Life. For that reason, we began building our Direct channel in 2019, and we have quickly scaled it from $2.8 billion of origination volume in the year ended December 31, 2020 to $4.9 billion in 2021.
Our Direct channel is a key piece of our omni-channel retention strategy, which we designed to meet the needs of our customers, as well as our Broker Partners. Our retention strategy is differentiated from our competitors because it reduces the ‘channel conflict’ that exists between brokers and originators in our competitors’ strategies.
We proactively look for opportunities to save our existing servicing customers money by identifying refinancing opportunities on their existing mortgage. Our strategy for doing this is to refer that customer back to the applicable Broker Partner that initially established the relationship. That referral creates an opportunity for our Broker Partners to generate incremental business without independently sourcing the loan. Our ability to deliver that lead to our Broker Partner allows us to build sticky, long-term relationships and add meaningful value for our Broker Partners. While a referral to our Broker Partner does not guarantee that we will ultimately originate the retained loan, we believe this strategy allows us to capture an increased share of our Broker Partner’s future business and advance our goal of maintaining Customers for Life.
In situations where the customer relationship was sourced through a Correspondent Partner, we look to originate that customer’s next loan through our Direct channel and retain the corresponding MSR. By maintaining flexibility to retain our customers through both our Broker Partners and our Direct channel, we are able to effectively execute our omni-channel retention strategy.
Servicing
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our nearly 442,000 servicing customers, with the ultimate objective of securing them as a Customer for Life. Our retention strategy and partnership model has differentiated us from our competitors and is a key driver of our continued growth and investment in the wholesale channel. Our Servicing segment is authorized to conduct business in all 50 states and D.C.

In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac is expected to begin subservicing loans for us in the second quarter of 2022. Once ServiceMac begins subservicing loans for us, they will perform servicing functions on our behalf, but we will continue to hold the MSRs. The transition of our servicing operation to ServiceMac will enable the redeployment of technology and process resources to support the growth of our Wholesale channel, including expanding product offerings and enhancing the partner experience. In addition, ServiceMac will continue to enable support of our broker-driven customer retention efforts, keeping them connected through our Customer For Life program. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. We anticipate that the opportunity for productive relationships with our customers will continue after ServiceMac begins subservicing loans for us since customers will receive the same high-quality service they are accustomed to and they will continue to see our brand on all communications. We expect that our relationship with ServiceMac will allow us to maintain a lower, more variable cost structure and provide greater flexibility when strategically selling certain non-core MSRs.
By continuing to increase origination volumes, we have been able to grow our servicing portfolio, which enables us to generate attractive economics and benefit from scale. As of December 31, 2021, we had approximately 442,000 servicing portfolio customers, as compared to 360,000 at the end of 2020. During this same period, our servicing portfolio UPB increased from $91.6 billion at the end of 2020 to $133.9 billion at the end of 2021.
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
Our servicing platform supports our customers’ home ownership journey. This is done together with third-party providers that offer a variety of products and services to our customers, including insurance, loans and other ancillary home service products. In addition to revenue generation, the successful execution of these offerings is intended to build a stronger relationship between us and our customers with the goal of retaining the customer in our ecosystem—Customers for Life.
We believe the combination of customer-centric technology and process execution is key to creating the best overall technology platform. As a result, we have placed a heavy emphasis on process design and have assembled a team of process engineers that possess a unique combination of business acumen and an understanding of how to deploy mortgage technology. This process engineering team is integrated within the operations of our business to ensure our technology solutions are strategically aligned in developing and delivering efficiencies to the business. These efficiencies promote our ability to drive scale and better serve the needs of both our customers and our partners. The dedicated focus of this team enables us to constantly identify and streamline operational areas that can be best served through technological improvement.
U.S. Mortgage Market
The U.S. mortgage market is one of the largest and consistently growing financial markets in the world. As of December 31, 2021, according to the Federal Reserve Bank of New York there was approximately $10.9 trillion of residential mortgage debt outstanding in the United States. According to Fannie Mae’s Housing Forecast, total purchase and refinance originations are expected to reach nearly $3.3 trillion in 2022. Periods of outsized refinancing opportunities, such as those opportunities experienced in 2020, provide significant upside in the mortgage market, while purchase mortgages, which represent $2.0 trillion of the market of the 2022 forecast, provide stability in market volumes.
Regulation
We operate in a heavily regulated industry that is highly focused on consumer protection. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector. We expect to continue to face regulatory scrutiny as a participant in the mortgage sector.
Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, HUD and various state agencies that license and conduct examinations of our loan servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs and Ginnie Mae, and various investors and lenders also subject us to periodic reviews and audits.

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
•the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which (1) require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, (2) apply to certain loan servicing practices including escrow accounts, customer complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation, and (3) prohibit giving or accepting any fee, kickback or a thing of a thing of value for the referral of real estate settlement services;
•The Truth In Lending Act (“TILA”), Home Ownership and Equity Protection Act of 1994, and Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing, provide for a three-day right to rescind some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan, mandate home ownership counseling for mortgage applicants, impose restrictions on loan originator compensation, and apply to certain loan servicing practices;
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
•the Secure and Fair Enforcement for Mortgage Licensing Act (the “SAFE Act”), which imposes state licensing requirements on mortgage loan originators;
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
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) imposed several new compliance obligations on our mortgage servicing activities, including, but not limited to, mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities. Federal, state and local executive, legislative and regulatory responses to COVID-19 have not been consistent in scope or application, and have been subject to change without advance notice. For example, while certain foreclosure moratorium and forbearance programs have expired, other such programs have been extended. The regulatory response to COVID-19 has been characterized by rapid evolution and may continue to rapidly evolve in response to local, national or global resurgences or the emergence and spread of new variants of COVID-19.
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
Competition
We compete with third-party businesses in originating forward mortgages, including other bank and non-bank financial services companies focused on one or more of these business lines. Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, customer service levels, the amount and term of a loan, and marketing and distribution channels. Many of our competitors for forward mortgage originations are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs in which we are unable to participate because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. In addition, our competitors seek to compete aggressively on the basis of pricing factors. To the extent that we match our competitors’ lower pricing, we may experience lower gain on sale margins. Fluctuations in interest rates, inflation and general economic conditions may also affect our competitive position. During periods of rising interest rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.
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
Human Capital Resources
As of December 31, 2021, we employed approximately 3,200 full-time associates globally. None of our associates are covered by collective bargaining agreements, and we consider our associate relations to be good. Our culture and technology has allowed many of our associates (including executives and mortgage loan officers and staff) to work remotely, which has allowed us to recruit and hire top managers and executives regardless of geography and to continue our business and operations without significant disruption from the COVID-19 pandemic.
For additional information, please see the section titled “Human Capital” in the Company’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders.
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
•the effects of the COVID-19 pandemic on our business;
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
•risks related to any subservicer;
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
•our ability to adapt to and implement technological changes;
•any failure to attract and retain a highly skilled workforce, including our senior executives;
•any cybersecurity risks, cyber incidents and technology failures;
•our failure to deal appropriately with various issues that may give rise to reputational risk, including legal and regulatory requirements;
•the impact of interest rate fluctuations;
•the impact of private legal proceedings;
•risks associated with our acquisition of MSRs;
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
Risks Related to Our Business
General Business Risks
The effects of the COVID-19 pandemic could adversely impact our business.
On March 13, 2020, the World Health Organization declared SARS-CoV-2, and the related disease it causes in humans (“COVID-19”) a pandemic. Certain variants of COVID-19 have caused surges in COVID-19 cases regionally and globally, and the impact of such variants cannot be predicted and this time and may depend on numerous factors, including transmissibility of specific variants, vaccine availability and vaccination rates. The long-term impacts of the social, economic and financial disruptions caused by the COVID-19 pandemic and the government responses to such disruptions are unknown. See the risk factor entitled, “Market Risks—Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our assets.”
As long as the COVID-19 pandemic, including any existing or new variants, remains a public health threat, global economic conditions will continue to be volatile and uncertainty as to the effects of the COVID-19 pandemic will persist across all industries and geographies. The extent of the impact of the COVID-19 pandemic, or other similar public health crises, on our business (including any adverse impact) will depend on numerous factors that we are not able to accurately predict.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A. “Risk Factors,” any of which could have a material effect on us.
Our business relies on our financing arrangements to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We currently fund substantially all of the MSRs and mortgage loans we close through borrowings under our financing arrangements and warehouse lines of credit along with funds generated by our operations. As of December 31, 2021, we held mortgage warehouse lines of credit with eleven separate financial institutions with a total maximum borrowing capacity of $7.5 billion. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.
Of the twelve existing mortgage warehouse lines of credit as of December 31, 2021, seven of the facilities are 364-day facilities, two of the facilities renew every two years, and the remaining mortgage warehouse lines of credit are evergreen agreements. As of December 31, 2021, approximately $1 billion of borrowing capacity under our mortgage warehouse lines of credit was committed, while the remaining borrowing capacity was uncommitted and can be terminated by the applicable lender at any time. Four of the facilities require that we establish a cash reserve of $16.0 million in the aggregate, which is reflected within Restricted cash on the consolidated balance sheet as of December 31, 2021.
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
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. We also have significant exposure to certain states such as California and are particularly susceptible to adverse economic conditions in those states. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or lack thereof, changes in household debt levels and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. National or global events, including but not limited to health crises, unprovoked attacks on sovereign nations and geopolitical conflicts, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential borrowers to take out loans. As a result, such economic factors affect loan origination volume.
Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, recession or inflationary pressures, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry or result in increased volatility in the United States and worldwide financial markets and economy. Excessive home building or historically high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans, or may limit our ability to make additional loans in those affected areas. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.
Any uncertainty or deterioration in market conditions or prolonged economic slowdown or recession that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue from GSE and Ginnie Mae loans that we service because we ultimately collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated.
Increased delinquencies may also increase the cost of servicing loans. The decreased cash flow from lower servicing fees could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. An increase in delinquencies could therefore be detrimental to our business. See the risk factor entitled, “Risks Related to our Mortgage Assets—A significant increase in delinquencies for the loans serviced could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.”
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
During any period in which a borrower is not making payments on a loan we service, we are required under most of our servicing agreements to advance our own funds to pass through scheduled principal and interest payments to security holders of the MBS or whole loans into which the loans are sold, and pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. In certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. If a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. When a relatively young MSR portfolio such as ours ages, it is expected that the percentage of delinquent loans will typically increase and the amount of advances that are required and become outstanding in connection with such loans will increase in the aggregate. This increase in advances could have a material adverse effect on our business, financial condition, liquidity and results of operations.
In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law, allowing borrowers affected by the COVID-19 pandemic to request temporary loan forbearance for federally backed mortgage loans. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type, and the federal government announced an additional extension of six months depending on certain criteria in September 2021. Nevertheless, servicers of mortgage loans are contractually bound to advance monthly payments to investors, insurers and taxing authorities regardless of whether the borrower actually makes those payments. While the GSEs and Ginnie Mae issued guidance in April 2020 limiting the number of payments a servicer must advance in the case of a forbearance, we expect that a borrower who has experienced a loss of employment or a reduction of income may not repay the forborne payments at the end of the forbearance period. Additionally, we are prohibited by the CARES Act from collecting certain servicing related fees, such as late fees, during the forbearance plan period. We are further prohibited from initiating foreclosure and/or eviction proceedings under applicable investor and/or state law requirements.

In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to the COVID-19 pandemic have been issued by states, agencies and regulators. While certain foreclosure moratorium and forbearance programs have expired, other such programs have been extended and remain available. These measures could stay in place for an extended period of time. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties and restrictions on our business. In addition, we could face litigation and reputational damage.
We have risks related to any Subservicer which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
We act as named servicer with respect to MSRs that we retain or acquire or otherwise for loans that we are required to service (including as an issuer of Ginnie Mae securities) and in each such case, we may contract with a third party (the “Subservicer”) for the subservicing of the loans. For example, on February 7, 2022, Home Point Financial Corporation (“Homepoint”), our wholly owned subsidiary, entered into a subservicing agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs held by Homepoint. ServiceMac is expected to begin subservicing loans for Homepoint in the second quarter of 2022. We have agreed to indemnify ServiceMac for any losses resulting from their subservicing of the mortgage loans in accordance with the related subservicing agreement (so long as such loss does not result from a breach by ServiceMac under the related subservicing agreement). To the extent that we do not have a right to reimburse ourselves for the same amounts under our servicing agreement or if there are insufficient collections in respect of the mortgage loans for such reimbursements, we may face losses in our servicing business. Any subservicing relationship may present a number of risks to us.
Failure by any Subservicer to meet stipulations of the Fannie Mae and Freddie Mac servicing guidelines, when applicable, including forbearance requirements issued as a result of COVID-19, can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. The Subservicer has obligations to promptly apply payments received from borrowers, to properly manage and reconcile tax and insurance escrow accounts, and to comply with obligations to pay taxes and insurance in a timely manner for escrowed accounts. If the Subservicer is not vigilant in encouraging borrowers to make their monthly payments or to keep their hazard insurance premiums or property taxes current, the borrowers may be less likely to make these payments, which could result in a higher frequency of default. If the Subservicer takes longer to mitigate losses or liquidate non-performing assets, loss severities may be higher than originally anticipated. If fines or any amounts lost are not recovered from the Subservicer, such events may lead to the eventual realization of a loss by us.
If any Subservicer fails to perform its duties pursuant to its subservicing agreement, our business acting as the named servicer will be required to perform the servicing functions previously performed by such Subservicer or cause another Subservicer to perform such duties, to the extent required pursuant to the servicing agreement. The process of transitioning the functions performed by the Subservicer to a successor subservicer could result in delays in collections and other functions performed by the Subservicer and expose our business to breach of contract and indemnity claims. If any Subservicer experiences financial difficulties, including as a result of a bankruptcy, it may not be able to perform its subservicing duties under the subservicing agreement. There can be no assurance that any Subservicer will remain solvent or that such Subservicer will not file for bankruptcy at any time. Any such financial difficulties, insolvency, or bankruptcy could have a negative impact on our business.
The recovery process against a Subservicer can be prolonged and is subject to our meeting minimum loss deductibles under the indemnification provisions in our agreements with the Subservicer. The time may be extended as the Subservicer has the right to review underlying loss events and our request for indemnification. The amounts ultimately recovered from the Subservicers may differ from our estimated recoveries recorded based on the Subservicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses. We are also subject to counterparty risk for collection of amounts which may be owed to us by a Subservicer.
Any Subservicer may also be required to be licensed under applicable state law, and they are subject to various federal and state laws and regulations, including regulation by the CFPB. Failure of any Subservicer to comply with applicable laws and regulations may expose them to fines, responsibility for refunds to borrowers, loss of licenses needed to conduct their business, and third party litigation, all of which may adversely impact the Subservicer’s ability to perform its responsibilities under the subservicing agreement. Such occurrences may also impact its financial condition and ability to provide indemnification as agreed in the subservicing agreement. In addition, regulators or third parties may take the position that we were responsible for the Subservicer’s actions or failures to act; in that event, we might be exposed to the same risks as the Subservicer.
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
In addition, the financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our Broker Partners and consumers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our results of operations, financial condition and liquidity.
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
On the other hand, we may experience material growth in our mortgage loan volume and MSRs. If we do not effectively manage our growth, the quality of our services could suffer. For example, in connection with our increased loan origination volume in recent years, we identified a higher rate of errors in our post-closing loan quality control review of our originations function, and we implemented certain remedial measures to address these errors, including additional training programs for our associates. If these remedial measures are not effective or if these or other errors arise in connection with future growth in our loan volume, the quality of our loans could be impacted, which could in turn negatively affect our reputation and business, financial condition and results of operations.
Difficult conditions or disruptions in the MBS, mortgage, real estate and financial markets and the economy generally may adversely affect our business, financial condition, liquidity and results of operations.
Most of the Agency-eligible mortgage loans that we originate or acquire are delivered to the GSEs and Ginnie Mae to be pooled into an Agency MBS or sold directly to the Agencies through the cash window or other third parties. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could impact the availability and cost of financing arrangements and would likely result in a material adverse effect on our business, financial condition and results of operations.
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
•defaults under loans in general;
•loan-level pricing adjustments imposed by Fannie Mae and Freddie Mac, including any adjustments for the purchase of loans in forbearance and refinancing loans;
•the types and volume of loans being originated or sold by us;
•the level and volatility of interest rates; and
•the quality of loans previously sold by us.
The MBS market is also particularly affected by the policies of the U.S. Federal Reserve, which influences interest rates and impacts the size of the loan origination market. In response to the COVID-19 pandemic in 2020, the U.S. Federal Reserve announced programs to increase its purchase of certain MBS products to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses. Beginning in January 2022, the Federal Reserve signaled it would begin steadily raising interest rates in mid-March 2022 and steadily move away from these accommodative monetary policies. Also beginning in January 2022, the Federal Reserve set forth high-level principles to guide a process for reducing its holdings of certain MBS products. Any change to the Federal Reserve’s policies could have a negative impact on the liquidity of MBS markets in the future.
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
The success and growth of our production will depend, in part, upon our or any of our Subservicers’ ability to adapt to and implement technological changes.
The production process and our or any of our Subservicers’ servicing platforms are becoming more dependent upon technological advancement and depends, in part, upon our ability to effectively interface with our Broker Partners, Correspondent Partners and other third parties. Maintaining, improving and becoming proficient with new technology may require us, or any of our Subservicers, to make significant capital expenditures. To the extent we or our Subservicers are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase.
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
There is no assurance that we or our Subservicers will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to respond to technological developments in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.
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
We are exposed to risks relating to fraud and misconduct by our associates, contractors, custodians, Broker and Correspondent Partners, a Subservicer, and other third parties with whom we have relationships. For example, associates could execute unauthorized transactions, use our assets improperly or without authorization, use confidential information for improper purposes or misreport or otherwise try to hide improper activities from us. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. In addition, such persons or entities may misrepresent facts about a mortgage loan, including the information contained in the loan application, property appraisal, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan could be significantly lower than expected. A mortgage loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered. Our controls may not be completely effective in detecting this type of activity. Accordingly, such undetected instances of fraud may subject us to regulatory sanctions, litigation and losses, including those under our indemnification arrangements, and may seriously harm our reputation.

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
In addition, the ongoing nature of the COVID-19 pandemic could also adversely impact the continued service and availability of skilled personnel at all levels of our business.
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
A cyber incident refers to any adverse event that threatens the confidentiality, integrity or availability of our information technology resources, or those of our third-party providers, that result in the unauthorized access to, or disclosure, use, loss or destruction of, personally identifiable information or other sensitive, non-public, confidential or regulated data and information (including our borrowers’ personal information and transaction data), the misappropriation of assets, or a significant breakdown, invasion, corruption, destruction or interruption of any part of such information technology resources and the data therein. System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, employee and contractor error, negligence or malfeasance, failures during the process of upgrading or replacing software and databases, hardware failures, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. We have faced, and may continue to face, a variety of cyber incidents. Our cybersecurity costs, including cybersecurity insurance, are significant and will likely rise in tandem with the sophistication and frequency of system attacks.
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
In addition, through 2021, we transitioned a substantial portion of our operations to remote working environments (as a result of state or local requirements or otherwise in response to COVID-19). The increase in the number of our associates working from home may increase certain business and procedural control risks. For example, cybersecurity risks have increased following our transition into a substantially work-from-home environment.
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
As of December 31, 2021, we own a 49.6% equity interest in Longbridge Financial, LLC (“Longbridge”), which participates in the reverse mortgage business. On February 18, 2022, we announced that we entered into a definitive agreement to sell our 49.6% ownership interest in Longbridge to EF Holdco RER Assets LLC, an indirect subsidiary of Ellington Financial Inc., for approximately $75.0 million, subject to customary closing adjustments (the “Longbridge Transaction”). While the Longbridge Transaction is anticipated to close in the second quarter of 2022, subject to customary closing conditions, including regulatory approvals and notices, we still own our equity interest in Longbridge as of the date of this Report.
The reverse mortgage industry is largely dependent upon the FHA and HUD, and there can be no guarantee that these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The reverse mortgage loan products originated by Longbridge are Home Equity Conversion Mortgages (“HECM”), an FHA-insured loan that must comply with the FHA’s and other regulatory requirements. Longbridge also originates non-HECM reverse mortgage products, for which there is a limited secondary market. The FHA regulations governing the HECM product have changed from time to time. For example, on September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing and require a financial assessment for all HECM borrowers to ensure they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. The FHA also amended or clarified requirements related to HECMs through a series of issuances in 2014, including three Mortgagee Letters issued in June of 2014. The new requirements relate to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements and the treatment of non-borrowing spouses. The FHA has continued to issue additional guidance aimed at strengthening the HECM program. Recently, the FHA issued a Mortgagee Letter changing initial and annual mortgage insurance premium rates and the principal limit factors for all HECMs. The reverse mortgage business of Longbridge is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. Until the consummation of the Longbridge Transaction, it is unclear how the various new requirements, including the financial assessment requirement, will impact the reverse mortgage business and ultimately, our investment in Longbridge. In addition, because many of these guidance and regulations relate to protection of customers who faced foreclosures and evictions which led to adverse publicity in the reverse mortgage industry, negative publicity due to actions by other reverse mortgage lenders could cause regulatory focus on the business of Longbridge.
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
Certain of our material vendors currently have operations located in India, which is subject to relatively higher political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use vendors with international operations in the manner in which we currently use them. If we could no longer utilize vendors operating in India or if those vendors were required to transfer some or all of their operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In some foreign countries with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local vendors could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
We may not be able to fully utilize our net operating loss, or NOL, and other tax carryforwards.
As of December 31, 2021, we had $484.8 million of NOL carryforwards for federal income tax purposes, which begin to expire in 2035. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited due to various factors, including (i) our projected future taxable income, which could be insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration; (ii) limitations imposed as a result of one or more ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), (which subject NOLs to an annual limitation on usage); and/or (iii) challenges by the Internal Revenue Service (the “IRS”) that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of federal income tax. As of December 31, 2021, $25.9 million of our NOL carryforwards for federal income tax purposes are subject to limitations under Section 382 of the Code, which we anticipate being able to fully utilize in the normal course.
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
The Tax Cuts and Jobs Act (the “TCJA”) enacted on December 22, 2017, significantly affected U.S. federal tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carryforwards, taxation of foreign income, and the foreign tax credit, among others.
It also imposed new limitations on deductions for mortgage interest, which may affect the demand for loans which we acquire and service. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further altered U.S. federal tax law, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. Further, proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our assets, their fair values and the financing cost of our debt, as well as to any derivative financial instruments that we utilize for hedging purposes. Increasing interest rates could adversely impact our origination volume because refinancing an existing loan may be less attractive for homeowners and qualifying for a purchase loan may be more difficult for some borrowers. Furthermore, an increase in interest rates could also adversely affect our margins due to increased competition among originators. On the other hand, decreasing interest rates may cause a large number of borrowers to refinance, which could result in the loss of future net servicing revenues with an associated write-down of the related MSRs. In addition, significant savings in interest rate movement may impact our gains and losses from interest rate hedging arrangements and result in our need to change our hedging strategy. Any such scenario with respect to increasing or decreasing interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, the Federal Reserve implemented policies to support the financial markets, including through increased purchases of certain MBS products and decreased interest rates. Beginning in January 2022, the Federal Reserve signaled it would begin steadily raising interest rates in mid-March 2022 and steadily move away from accommodative monetary policies. The results of this recent policy change may include upward pressure on mortgage rates or changes to the liquidity of MBS. However, the full effect and duration of this policy change and future policy changes by the U.S. Federal Reserve are unknown at this time and could could have a material adverse effect on our business, results of operations and financial condition.
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
We currently leverage and, to the extent available, we intend to continue to leverage our assets through borrowings, the level of which may vary based on the particular characteristics of our asset portfolio and on market conditions. We have financed certain of our assets through repurchase agreements, pursuant to which we sell mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than our cost to acquire the assets as well as the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the difference in asset value sold back to us reduced further by interest accrued on the financing (assuming there was no change in the fair value of the assets). Additionally, if the market value of the loans pledged or sold by us under a repurchase agreement to a counterparty lender declines, the lender may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. We may not have the funds available to do so, and we may be required to liquidate assets at a disadvantageous time to avoid a default, which could cause us to incur further losses and limit our ability to leverage our assets. If we are unable to satisfy a margin call, our counterparty may accelerate repayment of our indebtedness, increase interest rates, liquidate the collateral (which may result in significant losses to it) or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. A rapidly rising interest rate environment may increase the likelihood of additional margin calls that could adversely impact our liquidity.
The value of our collateral may decrease, which could lead to our lenders initiating margin calls and requiring us to post additional collateral or repay a portion of our outstanding borrowings.
We originate or acquire certain assets, including MSRs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs under secured financing arrangements. Our MSRs are pledged to secure borrowings under a loan and security agreement. Our Fannie Mae, Freddie Mac, and Ginnie Mae MSRs are financed on a $1.0 billion line of credit with a three year revolving period ending on May 4, 2024, followed by a one year amortization period which ends on May 20, 2025. Similar to our mortgage warehouse lines of credit, the cash that we receive under this MSR facility is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Our secured financing arrangements pursuant to which we finance MSRs are further subject to the terms of an acknowledgement agreement with the related GSE and Ginnie Mae, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable GSE or Ginnie Mae and subject to financial covenants similar to our financing arrangements. Accordingly, the exercise by any GSE or Ginnie Mae of its rights under the applicable acknowledgment agreement, including at the direction of the secured parties and whether or not we are in breach of our financing arrangement, could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.
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
We may be adversely affected by changes in the London Inter-Bank Offered Rate, or LIBOR, reporting practices, the method in which LIBOR is determined, the eventual transition away from LIBOR and the related use of alternative reference rates.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority (“FCA”) announced the desire to phase out the use of LIBOR by the end of 2021, which was confirmed by the FCA in March 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to cease publication of USD LIBOR on June 30, 2023 for all USD LIBOR tenors other than one week and two month USD LIBOR tenors, and on December 31, 2021, IBA ceased publication of USD LIBOR for only the one week and two month USD LIBOR tenors. Concurrent with the November 30, 2020 announcement, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated on the basis of short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, our lender counterparties have begun transitioning certain of our facilities to the use of SOFR rather than LIBOR.
At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under our financing agreements. In addition, we may in the future hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
The replacement of LIBOR with alternative benchmarks, including SOFR, introduces a number of risks for us, our customers and our industry more widely. These risks include legal implementation risks, as extensive changes to documentation for new and existing customers, including lenders and real estate investors/owners, may be required. There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our loan production and servicing businesses. There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR. In addition, the withdrawal or replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry.
Additionally, Fannie Mae and Freddie Mac ceased purchasing adjustable-rate mortgages (“ARMs”) based on LIBOR by December 31, 2020 and began accepting ARMs based on SOFR in August 2020. Fannie Mae’s and Freddie Mac’s switch to SOFR may result in a disruption of business flow for our business due to changes in loan pricing as a result of spread differential between LIBOR and SOFR and hedging issues, both from a differential in cost and uncertainty with timing for the transition to the new index. Additionally, our business may face operational risks associated with documentation for existing loans that may not adequately address the LIBOR transition and implementing SOFR into our systems and processes properly to ensure interest is accurately calculated.
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
The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

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
We also must comply with federal, state and local laws related to data privacy and the handling of personally identifiable information (“PII”) and other sensitive, regulated or non-public data. These include the California Consumer Privacy Act (the “CCPA”) and we expect other states to enact legislation similar to the CCPA, which limit how companies can use customer data and impose obligations on companies in their management of such data, and require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA, among other things, requires certain disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information, in addition to limiting our ability to use their information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result from a failure to implement reasonable safeguards. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways.
The influx of new laws, regulations, and other directives adopted by federal, state and local governments in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape in which we operate. While some regulatory reactions to COVID-19 relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the CARES Act added new regulatory responsibilities. The GSEs and the Federal Housing Finance Agency (the “FHFA”), Ginnie Mae, HUD, state and local governments, various investors and others have also issued guidance relating to COVID-19. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.
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
•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs and Ginnie Mae;
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
As regulatory guidance and enforcement and the views of the CFPB, state attorneys general, the GSEs and Ginnie Mae and other market participants evolve, we may need to modify further our loan origination processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected.
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
Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. The VA has also adopted rules to protect veterans from predatory lending in connection with certain home loans.
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
In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. The CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws. The CFPB also has the authority to obtain cease and desist orders, orders for restitution or rescission of contracts and other kinds of affirmative relief and monetary penalties.
The mortgage lending sector is currently relying for a significant portion of the mortgages originated on a temporary CFPB regulation, commonly called the “QM Patch,” which permits mortgage lenders to comply with the CFPB’s ability to repay requirements by relying on the fact that the mortgage is eligible for sale to Fannie Mae or Freddie Mac. Reliance on the QM Patch has become widespread due to the operational complexity and practical inability for many mortgage lenders to rely on other ways to show compliance with the ability to repay regulations. On June 22, 2020, the CFPB issued a notice of proposed rulemaking to, among other things, revise the general loan definition of a qualified mortgage. In a final rule released on October 20, 2020, the CFPB extended the temporary “GSE patch,” which grants QM status to loans eligible to be purchased or guaranteed by Fannie Mae or Freddie Mac, to expire on the mandatory compliance date of final amendments to the General QM loan definition in Regulation Z (or when the GSEs and Ginnie Mae cease to operate under the conservatorship of the FHFA, if that occurs earlier). In December 2020, the CFPB issued a final rule amending the General QM loan definition in Regulation Z, with a mandatory effective date of July 1, 2021. However, on March 3, 2021, the CFPB released a notice of proposed rulemaking to delay the mandatory compliance date of the General QM final rule from July 1, 2021 to October 1, 2022. We cannot predict what final actions the CFPB will take and how it might affect us as well as other mortgage lenders.
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
Loan servicers and originators are required to follow specific guidelines and eligibility standards that impact the way GSE and U.S. government agency loans are serviced and originated, including guidelines and standards with respect to:
•underwriting standards and credit standards for mortgage loans;
•our staffing levels and other servicing practices;
•the servicing and ancillary fees that we may charge;

•our modification standards and procedures;
•the amount of reimbursable and non-reimbursable advances that we may make; and
•the types of loan products that are eligible for sale or securitization.
These guidelines provide the GSEs and Ginnie Mae and other government agencies with the ability to provide monetary incentives for loan servicers that perform well and to assess penalties for those that do not. In addition, these guidelines directly limit the types of loan products that we may offer in general and the mortgage loans that we may underwrite for specific borrowers to the extent that we those products to be supported by the GSEs and Ginnie Mae and other government agencies. As a result, failure to comply with these guidelines could adversely impact our ability to benefit from GSE and other government agency support and could therefore impact our business.
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
As a result of our dependence on the GSEs and Ginnie Mae, any adverse change in our relationship with them could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, Home Point Financial Corporation, Home Point Mortgage Acceptance Corporation, Longbridge and Ginnie Mae have entered into a customary cross-default agreement. Pursuant to this agreement, an event of default by any of the parties under their respective Guaranty Agreements or Contractual Agreements with Ginnie Mae would constitute an event of default by the other parties under their respective agreements with Ginnie Mae. Upon consummation of the Longbridge Transaction, we expect Longbridge will no longer be party to this customary cross-default agreement. We cannot assure you that each of the parties will avoid an event of default under their respective agreements with Ginnie Mae. Accordingly, any such event of default would adversely impact our significant business relationship with Ginnie Mae and would materially and adversely affect our business, financial condition, liquidity and results of operations.
There is significant uncertainty regarding the future of the GSEs and Ginnie Mae, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. Since they have been placed into conservatorship, many legislative and administrative plans for GSE reform have been put forth, but all have been met with resistance from various constituencies. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. Any changes in laws and regulations affecting the relationship between the GSEs and Ginnie Mae and the U.S. federal government could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to the GSEs and Ginnie Mae, these actions may not be adequate for their needs. If the GSEs and Ginnie Mae are adversely affected by events such as ratings downgrades, inability to obtain necessary government funding, lack of success in resolving repurchase demands to lenders, foreclosure problems and delays and problems with mortgage insurers, they could suffer losses and fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of the GSEs and Ginnie Mae or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition and results of operations. The roles of the GSEs and Ginnie Mae could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of the GSEs and Ginnie, or any changes to the nature or extent of the guarantees provided by the GSEs and Ginnie Mae or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other sellers/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans that we acquire through our correspondent production activities or our Direct channel activities, and the performance, liquidity and market value of our assets. Moreover, any changes to the nature of the GSEs and Ginnie Mae or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.
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
Our failure to comply with the significant amount of regulation that may become applicable to our investment management subsidiary could materially adversely affect our business plans.
We may register Home Point Asset Management LLC, our wholly owned subsidiary, as an investment adviser under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Such investment management subsidiary would be subject to significant regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Advisers Act. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors whose assets are being managed and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities.
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
We also regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Advisers Act, the Investment Company Act of 1940 and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties and service providers whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Regulations that would become applicable to our investment management subsidiary that are easily applied to traditional investments, such as stocks and bonds, may be more difficult to apply to a portfolio of loans, and can require procedures that are uncommon, impractical or difficult in our loan production and servicing business.
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
The CFPB’s TILA-RESPA Integrated Disclosure (“TRID”) rules impose requirements on consumer facing disclosure rules and impose certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We could also be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs and Ginnie Mae.
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
With respect to legal actions for impending or expected foreclosures, we may incur costs if we are required to, or if we elect to, execute or re-file documents or take other actions in our capacity as a servicer. We may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers. In addition, if a court rules that the lien of a homeowners association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability in our capacity as seller, servicer or otherwise to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans or loans that we sell to the GSEs and Ginnie Mae or other third parties. A significant increase in litigation costs and losses occurring from lawsuits could trigger a default or cross-defaults under our financing arrangements, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
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
Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, sex, religion and national origin. The Fair Housing Act also expressly prohibits discrimination with respect to the purchase of mortgage loans. Various federal regulatory agencies and departments, including the U.S. Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).
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
Moreover, delinquency rates may also have an effect on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a consideration in projecting our cash flows. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. Increased delinquencies also typically translate into increased defaults and liquidations, and as an MSR owner we are also responsible for certain expenses and losses associated with the loans we service, particularly on loans sold to Ginnie Mae. A reduction in the fair value of the MSR or an increase in defaults and liquidations would adversely impact our business, financial condition, liquidity and results of operations.
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
Until recently, there has been a long-term trend of falling interest rates, with intermittent periods of rate increases. More recently, there was a rising interest rate environment for the majority of 2018 and 2021 and a falling interest rate environment in 2019 and 2020.
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
As is standard in the industry, under the terms of our master servicing agreements with the GSEs and Ginnie Mae, the GSEs and Ginnie Mae have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with the GSEs or Ginnie Mae with little or no notice and without any compensation. If any of Fannie Mae, Freddie Mac or Ginnie Mae were to terminate us as a servicer, or increase our costs related to such servicing by way of additional fees, fines or penalties, such changes could have a material adverse effect on the revenue we derive from servicing activity, as well as the value of the related MSRs. These agreements, and other servicing agreements under which we service mortgage loans for non-GSE loan purchasers, also require that we service in accordance with GSE servicing guidelines and contain financial covenants. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business.
A significant increase in delinquencies for the loans serviced could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.
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
We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related mortgage loans. Our expectation of delinquencies is an assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we may not be able to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and we could suffer a loss, which could trigger a default and cross-defaults under our other financing arrangements and trading agreements (impacting our ability to enter into hedging transactions) and the possible loss of our eligibility to sell loans to the Agencies or issue an Agency MBS, all of which would likely have a material adverse effect on our business, financial condition and results of operations.
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
Our mortgage and MSR assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in mortgage-related assets. Accordingly, our mortgage and MSR assets may be concentrated by geography, investor, originator, insurer, loan program, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. We may be disproportionately affected by general risks such as natural disasters, including major hurricanes, tornadoes, wildfires, floods, earthquakes and severe or inclement weather should such developments occur in or near the markets in California or the Gulf Coast region in which such properties are located. For example, as of December 31, 2021, approximately 29.1% of our mortgage and MSR assets had underlying properties in California. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our mortgage and MSR assets are located (including business layoffs or downsizing, industry slowdowns, changing demographics, natural disasters and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of those assets. A material decline in the demand for real estate in these areas, regardless of the underlying cause, may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among subsets of our mortgage and MSR assets, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our models could produce unreliable results for a variety of reasons, including, but not limited to, the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models, or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as was the case from 2008 to 2010 or during the COVID-19 pandemic.
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
In connection with our Wholesale, Correspondent and Direct channel activities, we may rely on information furnished by or on behalf of borrowers and/or our business counterparties including Broker Partners and Correspondent Partners. We also may rely on representations of borrowers and business counterparties as to the accuracy and completeness of that information, and upon the information and work product produced by appraisers, credit repositories, depository institutions and others, as well as the output of automated underwriting systems created by the GSEs and Ginnie Mae and others. If any of this information or work product is intentionally or negligently misrepresented in connection with a mortgage loan and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our associates, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions, or from our business counterparties. Any such misrepresented information could materially and adversely affect our business, financial condition and results of operations.
Fraudulent emails have been sent, and may in the future be sent, on behalf of the Company which introduce malware, including spyware, through malicious links in order to redirect funds to the fraudster’s account. Such incidents could adversely affect our reputation, business, financial condition and results of operation.
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
As of December 31, 2021, our Sponsor beneficially owned approximately 91.7% of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:
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
As of December 31, 2021, our Sponsor beneficially owned approximately 91.7% of the voting power of our common stock. As a result, our Sponsor is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as our Sponsor and its affiliates retain significant ownership of us. Our Sponsor and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as our Sponsor continues to own a significant amount of our voting power, even if such amount is less than 50%, our Sponsor will continue to be able to strongly influence or effectively control our decisions and, so long as our Sponsor and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, our Sponsor will be able to appoint individuals to our board of directors under the stockholders’ agreement that we entered into in connection with the initial public offering on February 2, 2021 (the “IPO”). The interests of our Sponsor may not coincide with the interests of other holders of our common stock.
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
While we are no longer an “emerging growth company,” we are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to “smaller reporting companies” will make our common stock less attractive to investors.
Because our gross revenue exceeded $1.07 billion in fiscal year 2020, we ceased to be an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act as of December 31, 2020. However, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As such, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, among other things, providing only two years of audited financial statements, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a “smaller reporting company” until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior second fiscal quarter, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements. As a smaller reporting company, our independent registered public accounting firm is not required to conduct, and has not conducted, an audit of our internal control over financial reporting. It is possible that, had our independent registered public accounting firm conducted an audit of our internal control over financial reporting, such firm might have identified material weaknesses and deficiencies that we have not identified. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a default and cross-defaults under our financing arrangements.
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
In the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. For example, in June 2021, we and certain of our directors and officers were named as defendants in a putative class action alleging various securities law violations. We may be the target of this type of litigation in the future as well. Any such litigation could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our common stock.
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2021, we had 860,673,047 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2021, we have reserved 7,584,217 shares for issuance under the 2021 Incentive Plan; substitute options granted in connection with the IPO are not counted against the share reserve under the 2021 Incentive Plan. Any common stock that we issue, including under the 2021 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership currently held by our stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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
As of December 31, 2021, we had a total of 139,326,953 shares of our common stock outstanding. Of the outstanding shares, 10,200,987 shares are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including our Sponsor ).
The remaining outstanding 129,125,966 shares of common stock held by certain of our existing stockholders, including our Sponsor and certain of our directors and executive officers, representing approximately 92.7% of the total outstanding shares of our common stock as of December 31, 2021, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Pursuant to a registration rights agreement, our Sponsor has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. See “Item 13. Certain Relationships and Related Party Transactions.” By exercising its registration rights and selling a large number of shares, our Sponsor could cause the prevailing market price of our common stock to decline. Certain of our existing stockholders may have “piggyback” registration rights with respect to future registered offerings of our common stock. As of December 31, 2021, the shares covered by registration rights represent approximately 91.7% of our total common stock outstanding. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
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
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, which already provides that such claims must be bought exclusively in the federal courts. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, we operated through a network of 6 leased corporate offices located throughout the United States, totaling approximately 187,000 square feet. Our headquarters and principal executive offices are located at 2211 Old Earhart Road, Suite 250, Ann Arbor, Michigan 48105. At this location, we lease office space totaling approximately 30,000 square feet. The lease for this location expires on June 30, 2029.
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
Holders of Record
As of March 15, 2021, there were approximately 12 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.
Dividend Policy
Beginning with the conclusion of the second fiscal quarter of 2021, we began to pay cash dividends on a quarterly basis. Most recently, for the fourth fiscal quarter of 2021, we announced a dividend in the amount of $0.04 per share, payable on March 24, 2022, to stockholders of record as of the close of business on March 10, 2022. Our board of directors intends to reassess the payment of cash dividends on a quarterly basis.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
On February 24, 2022, we announced a stock repurchase program whereby we may repurchase up to a total of $8.0 million of our issued and outstanding stock from time to time until the program’s expiration on December 31, 2022 on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. Repurchases under the stock repurchase program may also be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Exchange Act. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired.
Recent Sales of Unregistered Equity Securities
None.
Item 6. [Reserved]

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
Overview
We are a leading residential mortgage originator and servicer driven by a mission to create financially healthy, happy homeowners. We do this by delivering scale, efficiency and savings to our partners and customers. Our business model is focused on leveraging a nationwide network of partner relationships to drive sustainable origination growth. We support our origination operations through a robust operational infrastructure and a highly responsive customer experience. We then leverage our servicing platform to manage the customer experience. We believe that the complementary relationship between our origination and servicing businesses allows us to provide a best-in-class experience to our customers throughout their homeownership lifecycle.
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with our more than 8,000 Broker Partners to reach our end-borrower customers. Through our Wholesale channel, we propel the success of our Broker Partners through a combination of full service, localized sales coverage and an efficient loan fulfillment process supported by our fully integrated technology platform. In our Correspondent channel, we purchase closed and funded mortgages from a trusted network of more than 600 Correspondent Partners. In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our nearly 442,000 servicing customers, with the ultimate objective of securing them as a Customer for Life. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac is expected to begin subservicing loans for us in the second quarter of 2022. Once ServiceMac begins subservicing loans for us, they will perform servicing functions on our behalf, but we will continue to hold the MSRs. We expect that our relationship with ServiceMac will allow us to maintain a lower, more variable cost structure and provide greater flexibility when strategically selling certain non-core MSRs. As of December 31, 2021, our number of servicing portfolio customers was almost 442,000, as compared to 360,000 at the end of 2020. During this same period, our servicing portfolio UPB increased from $91.6 billion at the end of 2020 to $133.9 billion at the end of 2021.
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2021.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Summary
For the year ended December 31, 2021, we generated $961.5 million of total revenue, net for the Company compared to $1,377.3 million of total revenue, net for the year ended December 31, 2020. We generated $166.3 million of net income for the year ended December 31, 2021 compared to $607.0 million of net income for the year ended December 31, 2020. We generated $783.2 million of Adjusted revenue for the year ended December 31, 2021 compared to $1,475.4 million for the year ended December 31, 2020. We generated $26.3 million of Adjusted net income for the year ended December 31, 2021 compared to $667.7 million for the year ended December 31, 2020. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with GAAP.
For the year ended December 31, 2021, we originated $96.2 billion of mortgage loans compared to $62.0 billion for the year ended December 31, 2020, representing an increase of $34.2 billion or 55.2%. Our MSR Servicing Portfolio as of December 31, 2021 was $128.4 billion of MSR UPB compared to $88.3 billion of MSR UPB as of December 31, 2020. However, despite our record level of loan origination volume in 2021 and increase in our servicing portfolio volume. due to rising interest rates and increased competition in the industry, our margins declined year-over-year. Our gain on sale margins decreased 142 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 30 basis points from December 31, 2020 to December 31, 2021. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease. However, when rates increase, we experience lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.

Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of more than 8,000 Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated contribution margins of $237.0 million and $1,091.7 million for the years ended December 31, 2021 and 2020, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell servicing rights in order to maximize the value of our MSR assets. As of December 31, 2021, we serviced about 426,000 loans in our servicing portfolio and our Servicing segment generated contribution margin of $185.8 million and contribution loss of $146.8 million for the years ended December 31, 2021 and 2020, respectively.
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

There has been a long-term trend of falling interest rates, with intermittent periods of rate increases. More recently, there was a falling interest rate environment in 2020 which continued into early 2021. In the second half of 2021, interest rates started to rise. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our two principal sources of revenue, mortgage origination and mortgage loan servicing, create a natural hedge against changes in the interest rate environment. Additionally, to mitigate the interest rate risk impact, we employ economic hedging strategies. Our economic hedging strategies allow us to protect our investment and help us manage our liquidity through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.
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

The following summarizes key performance indicators for our business:
Origination Segment KPIs

	Year Ended December 31
($ in thousands)	2021	2020
Origination Volume by Channel
Wholesale	$69,450,704	$37,902,214
Correspondent	21,872,389	21,272,614
Direct	4,880,301	2,825,965
Origination volume	$96,203,394	$62,000,792

FOA Lock Volume by Channel
Wholesale	$61,021,701	$40,080,333
Correspondent	18,827,684	21,077,351
Direct	3,295,243	2,564,642
FOA Lock Volume	$83,144,628	$63,722,326

Gain on Sale Margin by Channel
Wholesale	$557,946	$1,063,322
Correspondent	47,155	132,214
Direct	100,846	107,538
Gain on sale margin attributable to channels	705,947	1,303,074
Other gain on sale(a)	44,633	176,097
Gain on sale margin (b)	$750,580	$1,479,171

Gain on Sale Margin by Channel (bps)
Wholesale	91	265
Correspondent	25	63
Direct	306	419
Gain on sale margin attributable to channels	85	204
Other gain on sale(a)	5	28
Gain on sale margin (b)	90	232

Market Share
Overall share of origination market (c)	2.1%	1.5%
Share of wholesale channel (d)	9.8%	7.0%

Origination Volume by Purpose
Purchase	31.1%	30.9%
Refinance	68.9%	69.1%
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b) Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
(c) Overall share of origination market share data for December 31, 2021 is as of September 30, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of December 31, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d) Share of wholesale channel for December 31, 2021 is as of September 30, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of December 31, 2021 is not yet available from Inside Mortgage Finance as of the date of this filing.

	Year Ended December 31
	2021	2020
Third Party Partners
Number of Brokers (a)	8,012	5,372
Number of Correspondent Sellers (b)	676	604
(a) Number of Broker Partners with whom the Company sources loans from.
(b) Number of Correspondent Partners from whom the Company purchases loans.
Servicing Segment KPIs

	Year Ended December 31
($ in thousands)	2021	2020
Mortgage Servicing
MSR Servicing Portfolio - UPB (a)	$128,359,574	$88,277,249
MSR Servicing Portfolio - Units (b)	425,989	349,696

60 days or more delinquent (c)	0.7%	4.4%
MSR Portfolio
MSR Multiple (d)	4.6x	2.9x
Weighted Average Note Rate (e)	2.96%	3.41%
(a) The unpaid principal balance of loans we service on behalf of Ginnie Mae, Fannie Mae, Freddie Mae and others, at period end.
(b) Number of loans in our serving portfolio at period end.
(c) Total balances of outstanding loan principals for which installment payments are at least 60 days past due as a percentage of the outstanding loan principal as of a specified date.
(d) Calculated as the MSR fair market value as of a specified date divided by the related UPB divided by the weighted average service fee.
(e) Weighted average interest rate of our MSR portfolio at period end.
Non-GAAP Financial Measures
We believe that certain non-GAAP financial measures presented in this Report, including Adjusted revenue and Adjusted net income provide useful information to investors and others in understanding and evaluating our operating results. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other operating performance measure calculated in accordance with GAAP and may not be comparable to a similarly titled measure reported by other companies.
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
The following is a reconciliation of Adjusted revenue and Adjusted net income to the nearest GAAP financial measures of Total revenue, net and Net income, as applicable:

Reconciliation of Adjusted Revenue to Total Revenue, Net

	Year Ended December 31,
($ in thousands)	2021	2020
Total revenue, net	$961,516	$1,377,342
Income from equity method investment	15,373	16,894
Change in fair value of MSR (due to inputs and assumptions), net of hedge (a)	(193,702)	81,129
Adjusted revenue	$783,187	$1,475,365
Reconciliation of Adjusted Net Income to Total Net Income

	Year Ended December 31,
($ in thousands)	2021	2020
Total net income	$166,272	$607,003
Change in fair value of MSR (due to inputs and assumptions), net of hedge (a)	(193,702)	81,129
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge (b)	53,779	(20,445)
Adjusted net income	$26,349	$667,687
(a) MSR fair value changes due to valuation inputs and assumptions are measured using a stochastic discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to “Note 2 - Basis of Presentation and Significant Accounting Policies” and “Note 4 - Mortgage Servicing Rights” to the Company’s consolidated financial statements. The change in the value of the MSR hedge is measured based on third party market values and cash settlement. Refer to “Note 16 - Fair Value Measurements” in the consolidated financial statements. We exclude changes in fair value of MSRs, net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full.
(b) The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income before income tax.
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
Interest income (expense), net consists of interest income recognized on loans held for sale for the period from loan funding to sale, which is typically less than 30 days. Loans are placed on non-accrual status and the related accrued interests is reserved when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received for loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. Interest income (expense), net is presented net of interest expense related to our loan funding warehouse and other facilities as well as expenses related to amortization of capitalized debt expense, original issue discount, gains or losses upon extinguishment of debt, and commitment fees paid on certain debt agreements.
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
Other income consists of income that is dissimilar in nature to revenues the Company earns from its ongoing central operations. Other income includes gain from the sale of assets such as MSR assets.
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
Loan servicing expense primarily includes non-performing servicing expenses, and general servicing expenses, such as printing expenses, recording fees, and title search fees.
Production technology includes origination and servicing system technology expenses.
General and administrative primarily includes occupancy and equipment, marketing and advertising costs, travel and entertainment, legal reserves, and professional services, such as audit and consulting fees.
Depreciation and amortization includes depreciation of Property and equipment and amortization of Intangible assets.
Other expenses primarily consist of insurance, dues and subscriptions, and other employee-related expenses such as recruitment fees and training expenses.
Equity-Based Compensation
Equity-based compensation consists of equity awards and is measured and expensed accordingly under ASC 718, Compensation—Stock Compensation.

Results of Operations – Years Ended December 31, 2021 and 2020
Consolidated Results of Operations
The following table sets forth certain consolidated financial data for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$585,762	$1,384,936	$(799,174)	(57.7)%
Loan fee income	150,921	96,118	54,803	57.0%
Interest income	136,477	60,181	76,296	126.8%
Interest expense	(169,390)	(69,579)	(99,811)	143.4%
Interest expense, net	(32,913)	(9,398)	(23,515)	250.2%
Loan servicing fees	331,382	188,232	143,150	76.0%
Change in fair value of mortgage servicing rights, net	(113,856)	(285,252)	171,396	(60.1)%
Other income	40,220	2,706	37,514	1386.3%
Total revenue, net	961,516	1,377,342	(415,826)	(30.2)%

Compensation and benefits	494,227	403,246	90,981	22.6%
Loan expense	63,912	34,602	29,310	84.7%
Loan servicing expense	27,373	30,786	(3,413)	(11.1)%
Production Technology	31,866	22,157	9,709	43.8%
General and administrative	95,476	67,094	28,382	42.3%
Depreciation and amortization	10,127	5,531	4,596	83.1%
Other expenses	29,638	25,263	4,375	17.3%
Total expenses	752,619	588,679	163,940	27.8%
Income before income tax	208,897	788,663	(579,766)	(73.5)%
Income tax expense	57,998	198,554	(140,556)	(70.8)%
Income from equity method investment	15,373	16,894	(1,521)	(9.0)%
Net income	166,272	607,003	(440,731)	(72.6)%
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following table sets forth certain origination segment financial data for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$585,762	$1,384,977	$(799,215)	(58)%
Loan fee income	150,921	96,118	54,803	57%
Interest income	133,551	52,499	81,052	154%
Interest expense	(119,654)	(50,923)	(68,731)	135%
Interest income, net	13,897	1,576	12,321	782%
Loan servicing fees	—	(3,499)	3,499	(100)%
Total origination revenue, net	750,580	1,479,172	(728,592)	(49)%

Compensation and benefits	373,127	291,259	81,869	28%
Loan expense	62,809	34,039	28,769	85%
Loan servicing expense	32	638	(605)	(95)%
Production technology	29,895	21,455	8,441	39%
General and administrative	39,640	25,503	14,138	55%
Depreciation and amortization	—	792	(792)	(100)%
Other expenses	8,030	13,805	(5,775)	(42)%
Total origination expenses	513,533	387,490	126,044	33%
Total origination net income	$237,047	$1,091,682	$(854,635)	(78)%

Origination Revenue, Net

Gains on loans, net
The components of Gain on loans, net for the periods presented were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
FOA Lock Volume by Channel
Wholesale	$61,021,701	$40,080,333
Correspondent	18,827,684	21,077,351
Direct	3,295,243	2,564,642
FOA Lock Volume	$83,144,628	$63,722,326

Gain on Sale Margin by Channel
Wholesale	$557,946	$1,063,322
Correspondent	47,155	132,214
Direct	100,846	107,538
Gain on sale margin attributable to channels	705,947	1,303,074
Other gain on sale(a)	44,633	176,097
Gain on sale margin (b)	$750,580	$1,479,171

Gain on Sale Margin by Channel (bps)
Wholesale	91	265
Correspondent	25	63
Direct	306	419
Gain on sale margin attributable to channels	85	204
Other gain on sale(a)	5	28
Gain on sale margin (b)	90	232
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b) Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
The table below provides details of the characteristics of our mortgage loan production for each of the periods presented:

	Year Ended December 31,
(in thousands, except Gain on sale margin)	2021	2020
Origination volume	96,203,394	62,000,792
Originated MSR UPB	92,052,349	60,086,183
Gain on sale margin (basis points) (a)	90	232
Retained servicing (UPB) (b)	96.8%	99.0%
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b) Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
For the year ended December 31, 2021 compared to the year ended December 31, 2020, the decrease in Gain on loans, net was primarily due to a decrease of $728.6 million, or 49.3% in gain on sale margin.

Although we experienced increases in FOA lock volume and Origination volume across all of our origination channels primarily due to an increase in our overall share of the origination market, which increased to 2.1% from 1.5% and our share of the wholesale channel which increased to 9.8% from 7.0%, we saw a significant decrease in gain on sale margins due to competitive environment during the year ended December 31, 2021 compared to the prior year.
Loan fee income
Loan fee income increased by $54.8 million, or 57% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was consistent with our increase in Origination volume.
Interest expense, net
Interest expense, net increased by $12.3 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in expense was driven by an increase in warehouse borrowing and related fees during the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to an increase in origination volume. Interest income increased due to an increase in interest earned on loans held for sale for the year ended December 31, 2021 as compared to the year ended December 31, 2020 which was driven by our increase in origination volume.
Expenses
Total expenses increased by $126.0 million, or 33%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increases in Compensation and benefits expense, loan expense, production technology expense, general and administrative expense.
Compensation and benefits expense increased by $81.9 million, or 28.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $86.3 million in salary and benefits largely driven by an increase in employee headcount to support our growth in Origination volume during the year. As a percentage of volume, Compensation and benefits expense was 0.4% and 0.5% of Origination volume for the years ended December 31, 2021 and 2020, respectively.
Loan expense increased by $28.8 million, or 85%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven increases in loan costs due to an increase in Origination volume of $34.2 billion for the year ended December 31, 2021 compared to the year ended December 31, 2020 as well as increases in our third party vendor costs for various loan closing processes for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Production technology expense increased by $8.4 million, or 39%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by investment the Company made in improving and upgrading the Company’s origination and loan set up production technologies to meet increase in volume and achieve better efficiencies during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
General and administrative expense increased $14.1 million, or 55%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in professional services fees and outsourced loan review services due to increase in origination volume.

Servicing Segment
The following table sets forth certain servicing segment financial data for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on loans, net	$—	$(40)	$40	(100)%
Interest income	2,925	7,682	(4,756)	(62)%
Interest expense	(995)	(256)	(740)	289%
Interest income, net	1,930	7,426	(5,496)	(74)%
Loan servicing fees	331,382	191,731	139,651	73%
Change in FV of MSRs	(113,856)	(285,252)	171,396	(60)%
Other income	37,252	318	36,934	11,606%
Total servicing revenue	256,708	(85,816)	342,524	(399)%

Compensation and benefits	30,482	21,379	9,104	43%
Loan expense	1,104	534	570	107%
Loan servicing expense	27,340	30,048	(2,707)	(9)%
Production technology	1,971	697	1,274	183%
General and administrative	9,417	7,670	1,747	23%
Other expenses	564	652	(88)	(14)%
Total servicing expenses	70,878	60,980	9,898	16%
Total servicing net income (loss)	$185,830	$(146,796)	$332,626	(227)%

Servicing Revenue, Net
Interest expense, net
Interest expense, net decreased by $5.5 million, or 74%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Decrease in interest expense, net is primarily due to a decrease in interest income earned for the year ended December 31, 2021 as compared to the year ended December 31, 2020 which was driven by a decrease in interest rates.
Loan servicing fees
The table below provides details of the characteristics of our mortgage loan servicing portfolio as of the periods presented:

	December 31,
($ in thousands)	2021	2020
MSR Servicing Portfolio (UPB)	$128,359,574	$88,277,249
Average MSR Servicing Portfolio (UPB)	$108,318,412	$70,438,898
MSR Servicing Portfolio (Loan Count)	425,989	349,696
MSRs Fair Value Multiple (x)	4.6x	2.9x
Delinquency Rates (%)	0.7	4.4
Weighted average credit score	757	740
Weighted average servicing fee, net (bps)	26	30
Loan servicing fees increased by $139.7 million, or 73%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by an increase in Servicing fees of $119.1 million due to an increase in the Average MSR Servicing Portfolio of $37.9 billion, or 53.8% as of December 31, 2021 compared to December 31, 2020, which was primarily driven by an increase in origination volume over the period.

Change in fair value of MSRs

	Year Ended December 31,
($ in thousands)	2021	2020
Realization of cash flows	$(307,558)	$(204,122)
Valuation inputs and assumptions	227,401	(195,595)
Economic hedging results	(33,699)	114,465
Change in fair value of MSRs	$(113,856)	$(285,252)
Change in fair value of MSRs presented losses for both years ended December 31, 2021 and 2020. Fair value losses decreased by $171.4 million, or 60.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was primarily driven by the changes in Valuation inputs and assumptions gain that was driven by an increase in interest rates during the period. The gain was partially offset by an increase in loss from Realization of cash flows due to an increase in actual prepayments, combined with higher scheduled payments collected on loans in our MSR portfolio in line with a 53.8% increase in our average servicing portfolio. Valuation inputs and assumption gains are offset by our economic hedging activities designed to offset the effects of changes in interest rates on valuation inputs and assumptions.
Other income
Other income increased by $36.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by HPF completing the sale of MSRs relating to certain single family mortgage loans serviced for Ginnie Mae in 2021 resulting in a total gain of $37.0 million.
Expenses
Total expenses increased by $9.9 million, or 16%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increases in Compensation and benefits expense, production technology, and general and administrative expense, with a decrease in loan servicing expense.
Compensation and benefits expense increased by $9.1 million, or 43%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase $8.7 million in salary and benefits largely driven by an increase in employee headcount to support our growth in servicing due to increased Origination volume.
Loan servicing expense decreased by $2.7 million, or 9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to a $8.5 million reduction in the provision for servicing advance reserves resulting from the sale of mortgage servicing rights, offset by an increase of $5.8 million in loan servicing operations costs due to a 21.8% increase in mortgage servicing portfolio units as of December 31, 2021 compared to December 31, 2020
Production technology expense increased by $1.3 million, or 183%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in servicing system expense driven by the increase in mortgage servicing portfolio or the year ended December 31, 2021 compared to the year ended December 31, 2020.
General and administrative expense increased $1.7 million, or 23%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in professional services fees of $1.4 million related to the professional services to support our increase in volume.

Corporate Segment
The following table sets forth certain corporate segment financial data for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change

Interest expense	$(48,741)	$(18,400)	$(30,341)	165%
Interest expense, net	(48,741)	(18,400)	(30,341)	165%
Other income	18,341	19,282	(941)	(5)%
Total corporate revenue	(30,400)	882	(31,282)	(3547)%

Compensation and benefits	90,617	90,609	8	—%
Loan expense	—	29	(29)	(100)%
Loan servicing expense	—	101	(101)	(100)%
Production technology	—	4	(4)	(100)%
General and administrative	46,419	33,921	12,498	37%
Depreciation and amortization	10,127	4,739	5,388	114%
Other expenses	21,043	10,809	10,234	95%
Total corporate expenses	168,207	140,211	27,996	20%
Total corporate loss	$(198,607)	$(139,329)	$(59,277)	43%

Total Corporate Revenue
Interest expense, net
Interest expense, net increased by $30.3 million, or 165%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in expense was driven by an increase in corporate debt interest due to issuance of the Senior Notes (as defined below) in January 2021.
Other income
Other income primarily consists of income from an equity method investment.
Expenses
Total expenses increased by $28.0 million, or 20%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by increases in general and administrative expense, depreciation and amortization and other expenses.
General and administrative expense increased $12.5 million, or 37%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in professional services fees of $9.7 million related to the professional and consulting services to meet additional compliance and corporate requirements.
Depreciation and amortization expense increased by $5.4 million, or 114%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in equipment and software depreciation and amortization to support our growth for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Other expense increased $10.2 million, or 95%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $6.5 million in insurance expense for the additional D&O insurance obtained in 2021, increased employee recognition expense of $2.4 million due to additional employee headcount in 2021 and an increase of $1.6 million of asset disposal expense incurred due to early lease termination the Company incurred during 2021 compared to the year ended December 31, 2020.

Income Tax Expense
Income tax expense is recognized for the entire company rather than on a segment basis. Income tax expense decreased by $140.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease is primarily due to a decrease in pre-tax income. Our overall effective tax rate of 27.8% and 25.2% for the years ended December 31, 2021 and 2020, respectively, differed from the U.S. statutory rate of 21.0% primarily due the impact of state incomes taxes, adjustments to the partial valuation allowance on state net operating losses, offset by certain non-deductible expenses, including IPO transaction costs, and the impact of state rate changes on the beginning deferred tax balances.
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
As of December 31, 2021, we held mortgage warehouse lines of credit arrangements with eleven separate financial institutions with a total maximum borrowing capacity of $7.5 billion and we had an unused borrowing capacity of $2.8 billion. Refer to “Note 10 - Warehouse Lines of Credit” of our consolidated financial statements.
As of December 31, 2021, we maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $1,073.4 million and an unused borrowing capacity of $384.1 million. Refer to “Note 11 – Term Debt and Other Borrowings, net” of our consolidated financial statements.

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
On January 19, 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
The Indenture governing the Senior Notes (the “Indenture”) contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants. Refer to “Note 11 – Term Debt and Other Borrowings, net” of our consolidated financial statements.
We were in compliance with all covenants under the Indenture as of December 31, 2021, and our warehouse facilities and other lines of credit as of December 31, 2021 and 2020.
Summary of Mortgage Loan Participation Agreement
On November 2, 2021, we entered into a Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”) with JPMorgan Chase Bank, National Association, as purchaser (the “Gestation Purchaser”). Subject to compliance with the terms and conditions of the Gestation Agreement, including the affirmative and negative covenants contained therein, the Gestation Agreement permits the Gestation Purchaser to purchase from us from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that are intended to ultimately be included in MBS issued or guaranteed, as applicable, by Fannie Mae, Freddie Mac, and Ginnie Mae.
The aggregate purchase price of participation certificates owned by the Gestation Purchaser at any given time for which the Gestation Purchaser has not been paid the purchase price for the related MBS by the applicable takeout investor as specified in the applicable takeout commitment cannot exceed $1.5 billion. Unless terminated earlier in accordance with its terms, the Gestation Agreement expires on November 2, 2022.
The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including, among other covenants, financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth.
Cash Flows
Our cash flows for the years ended December 31, 2021 and 2020 are summarized below.

	Year Ended December 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(2,356,148)	$(1,335,233)
Net cash provided by (used in) investing activities	208,601	(14,398)
Net cash provided by financing activities	2,158,444	1,464,794
Net increase in Cash and cash equivalents and restricted cash	10,897	115,163
Cash and cash equivalents and restricted cash at end of period	$207,790	$196,893

Our Cash and cash equivalents and restricted cash increased by $10.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

($ in thousands)	Year Ended December 31,
Cash flows from:	2021	2020
Mortgage loans held for sale	$(2,347,241)	$(725,262)
Gain on loans, net	(585,762)	(1,384,936)
Change in fair value of derivative assets	249,938	(293,779)
Other operating sources	326,917	1,068,744
Net cash used in operating activities	$(2,356,148)	$(1,335,233)
Cash used in operating activities increased for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cash used in Mortgage loans held for sale and decrease in Gain on loans, net were the result of an increase in origination volume at lower margins compared to the year ended December 31, 2020. Increases were partially offset by a decrease in cash used in Change in fair value of derivative assets, which was primarily due to a decrease in our interest rate lock commitment revenue and margin call assets as a result of a decrease in outstanding locks as of December 31, 2021, and Other operating sources primarily due to a decrease in Net income and decrease in accounts payable and accrued expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Investing Activities
Cash provided by investing activities increased by $223.0 million primarily due to proceeds from sale of mortgage servicing rights of $262.0 million, offset by purchase of mortgage servicing rights of $43 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in warehouse borrowings as shown below:

($ in thousands)	Year Ended December 31,
Cash flows from:	2021	2020
Warehouse borrowings	$1,713,242	$1,527,232
Term debt borrowings	823,400	42,600
Distributions to parent, net	(295,089)	(90,717)
Other financing uses	(83,109)	(14,321)
Net cash provided by financing activities	$2,158,444	1,464,794
Cash provided by financing activities for the year ended December 31, 2021 increased compared to the year ended December 31, 2020. The increase was primarily driven by increases in proceeds from warehouse borrowings net of payments on warehouse borrowings to be utilized for funding our increased loan origination volume, and proceeds from term debt borrowings that were made in 2021, partially offset by distributions paid to Holdings, and an increase in other financing uses, primarily due to dividends paid to shareholders in 2021.
Shareholder’s Equity
Total shareholder’s equity decreased by $150.8 million, or 16.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by a distribution paid to Holdings, and dividends to shareholders, partially offset by Net income of $166.3 million for the year ended December 31, 2021.

Contractual Obligations and Other Commitments
Cash Requirements from Contractual and Other Obligations
As of December 31, 2021, our material cash requirements from known contractual and other obligations include interest and principal payments under the Senior Notes, payments under the MSR Facility, and payments under our warehouse facilities. Annual cash payments for interest under the Senior Notes totaled approximately $26.5 million for the year ended December 31, 2021 and $550.0 million of the Senior Notes’ principal is due in 2026. Annual cash payments for interest under the MSR Facility totaled approximately $18.2 million for the year ended December 31, 2021 and approximately $456.7 million outstanding under the MSR Facility matures in 2024 and $228.3 million matures in 2025. Approximately $4.7 billion of outstanding borrowings under the warehouse facilities matures in 2022 as of December 31, 2021, which are typically repaid using the proceeds from the sale of mortgage loans to investors, usually within 30 days. We do not have material commitments for capital expenditures as of December 31, 2021 given the nature of our business.
During the year ended December 31, 2021, the Company paid quarterly cash dividends of approximately $26.5 million to its common stockholders, representing $0.15 per share of common stock for the second quarter of 2021 and $0.04 per share of common stock for the third quarter of 2021. In February 2022, our board of directors declared a cash dividend of $0.04 per share of common stock for the fourth quarter of 2021, payable on March 24, 2022. In addition, on January 12, 2021, our board of directors declared a cash dividend in the amount of approximately $25.7 million, which was paid to Holdings on January 14, 2021, and $269.3 million of the proceeds of the issuance of the Senior Notes was used to fund a distribution to Holdings.
The sources of funds needed to satisfy these cash requirements include cash flows from operations and financing activities, including cash flows from sales of MSRs, sale of loans into the secondary market, loan origination fees, servicing fee income, and interest income on mortgage loans. Refer to “Note 10 - Warehouse Lines of Credit,” “Note 11 – Term Debt and Other Borrowings, net,” and “Note 13 - Commitments and Contingencies” of the notes to our consolidated financial statements for further discussion of contractual obligations, commercial commitments, and other contingencies, including legal contingencies.
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
Interest Rate Lock Commitments, Loan Sale and Forward Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit to borrowers at either fixed or floating interest rates. IRLCs are binding agreements to lend to a borrower at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract. Forward commitments generally have fixed expiration dates or other termination clauses which may require payment of a fee. As many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, we have forward commitments to sell MBS at specified future dates and interest rates.
Following is a summary of the notional amounts of commitments as of dates indicated:

($ in thousands)	December 31,
	2021	2020
Interest rate lock commitments—fixed rate	$5,979,475	$12,163,797
Interest rate lock commitments—variable rate	89,288	—
Forward commitments to sell mortgage-backed securities	7,819,802	12,163,797
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
Mortgage loans held for sale. We have elected to record Mortgage loans held for sale at fair value. The majority of our Mortgage loans held for sale at fair value are saleable into the secondary mortgage markets, and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of our Mortgage loans held for sale consist of loans repurchased from the GSEs and Ginnie Mae that have subsequently been deemed to be non-saleable to GSEs and Ginnie Mae when certain representations and warranties are breached. These repurchased loans are considered Level 3 at collateral value less estimated costs to sell the properties.
Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower Mortgage loans held for sale at fair value.
Derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the consolidated balance sheets at fair value. These derivative financial instruments include, but are not limited to, forward mortgage-backed securities sales and purchase commitments, interest rate lock commitments, and other derivative instruments used to economically hedge fluctuations in MSRs’ fair value.
Interest rate lock commitments The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The weighted average pull-through rate for IRLCs was 86% and 73% for the years ended December 31, 2021 and 2020, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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
Changes in economic and other relevant conditions could cause our assumptions, such as with respect to the prepayment speeds, to be different than our estimates. The key assumptions used to estimate the fair value of MSRs are prepayment speeds and the discount rate. Increases in prepayment speeds generally have an adverse effect on the value of MSRs as the underlying loans prepay faster, which causes accelerated MSR amortization. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. Refer to “Note 4 - Mortgage Servicing Rights” to our consolidated financial statements.
Forward sales and purchase commitments. The Company treats forward mortgage-backed securities purchase and sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. The Company estimates the fair value of forward commitments based on quoted MBS prices.
MSR derivatives: interest rate swap and Treasury futures purchase contracts. These derivatives represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs and include options on swap contracts, interest rate swap contracts, and other instruments. Fair value is determined by using quoted prices for similar instruments.
New Accounting Pronouncements Not Yet Effective
Refer to “Note 2 - Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.
Item 7A. Qualitative and Quantitative Disclosure About Market Risk
As a smaller reporting company, we are not required to provide information for this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Home Point Capital Inc. & Subsidiaries
Ann Arbor, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home Point Capital Inc. & Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Mortgage Servicing Rights

As described in Notes 2, 4 and 16 to the Company's consolidated financial statements, the Company’s balance of mortgage servicing rights (“MSRs”) was $1.53 billion as of December 31, 2021. The Company has elected to account for MSRs at fair value and determines the fair value by estimating the fair value of the future servicing cash flows associated with the mortgage loans being serviced. The Company obtains valuations from an independent third party on a quarterly basis. The fair value of MSRs is classified as Level 3 in the valuation hierarchy, and the significant unobservable assumptions used in the valuation of MSRs include prepayment speeds and discount rates.

We identified the valuation of MSRs as a critical audit matter because of (i) the significant judgments made by management in determining the prepayment speeds and discount rates assumptions, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions, including specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter include:
–With the assistance of personnel with specialized skill and knowledge, we evaluated the appropriateness of management’s MSR valuation methodology and the design of the valuation model used to estimate the fair value of MSRs.
–With the assistance of personnel with specialized skill and knowledge, we assessed the reasonableness of the discount rates and prepayment assumptions used by management in valuing the MSRs, by (i) comparing the assumptions used by the Company with those used by peer institutions, and (ii) comparing the assumptions used by the Company to independent market information.
–With the assistance of personnel with specialized skill and knowledge, we evaluated the Company’s MSR fair value by (i) comparing it with an independently determined estimate of fair value, and (ii) comparing it to values implied by observable transactions.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017

Philadelphia, Pennsylvania

March 17, 2022

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$170,987	$165,230
Restricted cash	36,803	31,663
Cash and cash equivalents and Restricted cash	207,790	196,893
Mortgage loans held for sale (at fair value)	5,107,161	3,301,694
Mortgage servicing rights (at fair value)	1,525,103	748,457
Property and equipment, net	21,892	21,710
Accounts receivable, net	114,728	152,845
Derivative assets	84,385	334,323
Goodwill	10,789	10,789
GNMA loans eligible for repurchase	65,237	2,524,240
Assets held for sale	63,664	—
Other assets	57,592	87,622
Total assets	$7,258,341	$7,378,573
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$4,718,658	$3,005,415
Term debt and other borrowings, net	1,226,524	454,022
Accounts payable and accrued expenses	138,193	167,532
GNMA loans eligible for repurchase	65,237	2,524,240
Deferred tax liabilities	229,752	174,002
Other liabilities	103,324	125,888
Total liabilities	6,481,688	6,451,099
Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock (Authorized shares: 250,000,000; none issued and outstanding, par value $0.0000000072 per share)	—	—
Common stock (Authorized shares: 1,000,000,000; 139,326,953 and 138,860,103 shares issued and outstanding at December 31, 2021 and 2020, respectively; par value $0.0000000072 per share)	—	—
Additional paid-in capital	523,811	519,510
Retained earnings	252,842	407,964
Total shareholders' equity	776,653	927,474
Total liabilities and shareholders' equity	$7,258,341	$7,378,573

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Revenue:
Gain on loans, net	$585,762	$1,384,936
Loan fee income	150,921	96,118

Interest income	136,477	60,181
Interest expense	(169,390)	(69,579)
Interest expense, net	(32,913)	(9,398)
Loan servicing fees	331,382	188,232
Change in fair value of mortgage servicing rights	(113,856)	(285,252)
Other income	40,220	2,706
Total revenue, net	961,516	1,377,342
Expenses:
Compensation and benefits	494,227	403,246
Loan expense	63,912	34,602
Loan servicing expense	27,373	30,786
Production technology	31,866	22,157
General and administrative	95,476	67,094
Depreciation and amortization	10,127	5,531
Other expenses	29,638	25,263
Total expenses	752,619	588,679
Income before income tax	208,897	788,663
Income tax expense	57,998	198,554
Income from equity method investment	15,373	16,894
Net income	$166,272	$607,003

Earnings per share:
Basic	$1.19	$4.45
Diluted	$1.19	$4.42

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance January 1, 2019	138,860,103	$—	$454,861	$(44,549)	$410,312
Contributed capital	—	—	63,773	—	63,773
Distributions to parent	—	—	—	(154,490)	(154,490)
Equity-based compensation	—	—	876	—	876
Net income	—	—	—	607,003	607,003
Ending balance, December 31, 2020	138,860,103	$—	$519,510	$407,964	$927,474
Contributed capital	—	—		192	192
Distributions to parent	—	—	—	(295,089)	(295,089)
Dividends to shareholders	—	—	—	(26,497)	(26,497)
Employee stock purchase (option exercise)	466,850	—	(2,636)	—	(2,636)
Equity-based compensation	—	—	6,937	—	6,937
Net income	—	—	—	166,272	166,272
Ending balance, December 31, 2021	139,326,953	—	$523,811	$252,842	$776,653

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net income	$166,272	$607,003
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	10,127	4,739
Amortization of intangible assets	—	792
Amortization of debt issuance costs	3,271	785
Gain on loans, net	(585,762)	(1,384,936)
Gain on sale mortgage servicing rights	(37,025)	—
Provision for representation and warranty reserve	6,497	14,116
Equity-based compensation expense	6,937	876
Deferred income tax	55,751	194,704
Income from equity method investment	(15,373)	(16,894)
Distributions for mortgage loans held for sale	(100,217,789)	(63,195,254)
Proceeds from sale and payments of mortgage loans held for sale	97,870,548	62,469,992
Change in fair value of mortgage servicing rights	113,856	285,252
Change in fair value of mortgage loans held for sale	41,824	(95,940)
Non-cash lease expense	—	385
Change in fair value of derivative assets	249,938	(293,779)
Changes in operating assets and liabilities:
Accounts receivable, net	51,958	(94,973)
Other assets	(18,259)	904
Accounts payable and accrued expenses	(29,856)	127,793
Other liabilities	(29,063)	39,202
Net cash used in operating activities	(2,356,148)	(1,335,233)

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands)

	Years Ended December 31,
	2021	2020
Investing activities:
Purchases of property and equipment, net of disposals	(10,309)	(14,398)
Purchase of mortgage servicing rights	(43,056)	—
Proceeds from sale of mortgage servicing rights	261,966	—
Net cash provided by (used in) investing activities	208,601	(14,398)

Financing activities:
Proceeds from warehouse borrowings	104,148,375	62,932,258
Payments on warehouse borrowings	(102,435,133)	(61,405,026)
Proceeds from term debt borrowings	1,483,400	102,600
Payments on term debt borrowings	(660,000)	(60,000)
Proceeds from other borrowings	111,000	89,500
Payments on other borrowings	(151,000)	(103,500)
Payments of debt issuance costs	(14,168)	(321)
Employee stock purchases (option exercise)	(2,636)	—
Capital contributions from parent	192	63,773
Dividends paid to shareholders	(26,497)	—
Distributions to parent	(295,089)	(154,490)
Net cash provided by financing activities	2,158,444	1,464,794
Net increase in cash, cash equivalents and restricted cash	10,897	115,163
Cash, cash equivalents and restricted cash at beginning of period	196,893	81,731
Cash, cash equivalents and restricted cash at end of period	$207,790	$196,893
Supplemental disclosure:
Cash paid for interest	$141,819	$63,748
Cash (refunded) paid for taxes	$(41,043)	$57,783

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 - Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC” or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships and its servicing operation. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation (“HPF”), a New Jersey corporation and a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the United States. Home Point Asset Management LLC (“HPAM”), a Delaware limited liability company, is a wholly owned subsidiary of the Company and manages certain servicing assets. HPAM’s wholly owned subsidiary, Home Point Mortgage Acceptance Corporation (“HPMAC”), an Alabama Corporation, services residential real estate mortgage loans. Home Point Corporation Insurance Agency LLC (“HPCIA”), a Michigan limited liability company, is a wholly owned subsidiary of the Company that brokers home owner insurance policies.
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
Note 2 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries, including HPF, HPAM, HPMAC and HPCIA.
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
Examples of reported amounts that rely on significant estimates include mortgage loans held for sale, mortgage servicing rights (“MSRs”), servicing advances reserve, derivative assets, derivative liabilities, reserves for mortgage repurchases and indemnifications, and deferred tax valuation allowance considerations. Significant estimates are also used in determining the recoverability and fair value of property and equipment and goodwill.
Stock Split
On January 21, 2021, the Company effected a stock split of its outstanding common stock pursuant to which the 100 outstanding shares were split into 1,380,601.11 shares each, for a total of 138,860,103 shares of outstanding common stock. As a result, all amounts relating to share and per share amounts have been retroactively adjusted to reflect this stock split.
Initial Public Offering
On February 2, 2021, the Company completed its initial public offering (“IPO”) in which the Company’s stockholders sold 7,250,000 shares of its common stock at a public offering price of $13 per share. In conjunction with the IPO, the Company’s board of directors also approved a reorganization of the Company through merging Home Point Capital LP (“HPLP”) with and into the Company, with the Company as the surviving entity. Prior to the reorganization in connection with the IPO, HPLP was the direct parent of the Company (the “Parent”). As a secondary offering, there were no proceeds to the Company from the sale of the shares being sold by the selling stockholders and all related expenses for the IPO were recorded in General and administrative expenses. Upon the completion of the IPO, investment entities directly or indirectly managed by Stone Point Capital LLC, which are referred to as the Trident Stockholders, beneficially owned approximately 92% of the voting power of the Company’s common stock.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Summary of Significant Accounting Policies
Cash and cash equivalents are comprised of cash and other highly liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company maintains its deposits in financial institutions that are guaranteed by various programs offered by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits of approximately $205.3 million and $194.4 million with FDIC insured institutions that exceed this limit as of December 31, 2021 and 2020, respectively. The Company monitors its positions with, and the credit quality of, the financial institutions with which it does business. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk.
Restricted cash is comprised of borrower escrow funds and cash reserves required by the Company’s warehouse lenders.
Mortgage loans held for sale are accounted for using the fair value option. Therefore, mortgage loans originated and intended for sale in the secondary market are reflected at fair value. Changes in the fair value are recognized in current period earnings in Gain on loans, net, within the consolidated statements of operations. Refer to “Note 3 - Mortgage Loans Held for Sale.”
Mortgage servicing rights are recognized when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, discount rates and prepayment speeds. Other assumptions such as delinquencies, and cost to service are also considered. The assumptions used in the valuation model are validated on a periodic basis. The Company obtains valuations from an independent third party on a quarterly basis and records an adjustment based on this third-party valuation. Changes in the fair value are recognized in Change in fair value of mortgage servicing rights, net on the Company's consolidated statements of operations. Purchased mortgage servicing rights are recorded at the fair value at the date of purchase. Refer to “Note 4 - Mortgage Servicing Rights.”
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
Servicing advances represents advances paid by the Company on behalf of customers to fund delinquent balances for principal, interest, property taxes, insurance premiums, and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed or in the event there is a shortfall in liquidation proceeds and records a reserve against the advances when it is probable that the servicing advance will be uncollectible. The adequacy of the reserve is evaluated so that the reserve represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. The reserve for uncollectible servicing advances is recorded in Accounts receivable, net in the consolidated balance sheets and the change in the reserve is recorded in Loan servicing expense in the consolidated statements of operations. In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred. Refer to “Note 9 – Accounts Receivable, net.”
Derivative financial instruments are recorded at fair value as either Derivative assets or in Other liabilities on the consolidated balance sheets on a gross basis. The Company has accounted for its derivative instruments as non-designated hedge instruments and uses the derivative instruments to economically manage risk. The Company’s derivative instruments include, but are not limited to, forward mortgage-backed securities sales commitments, interest rate lock commitments, and other derivative instruments used to economically hedge fluctuations in MSRs’ fair value. The impact of the Company’s Derivative assets is reported in Change in fair value of derivative assets on the consolidated statements of cash flows and the impact of the Company’s derivative liabilities is reported in Increase in other liabilities on the consolidated statements of cash flows. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Refer to “Note 5 - Derivative Financial Instruments.”
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Change in fair value of IRLC derivatives is recorded in Gain on loans, net in the consolidated statements of operations. Forward MBS sale commitments or whole loan sale commitments and options on forward contracts are used to manage the interest rate and price risk. These derivatives are not designated as hedging instruments.
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
GNMA loans eligible for repurchase are certain loans transferred to GNMA and included in GNMA MBS for which the Company has the right, but not the obligation, to repurchase the loan from the MBS, including loans delinquent more than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must re-recognize the loan on the consolidated balance sheets and establish a corresponding finance liability regardless of the Company’s intention to repurchase the loan. GNMA loans eligible for repurchase are presented at their outstanding unpaid principal balance.
Equity method investment are business entities, which the Company does not have control of, but has the ability to exercise significant influence over operating and financial policies and are accounted for using the equity method. The Company evaluates its equity method investment for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
than-temporary, an impairment loss is recorded. The Company recognizes investments in equity method investment initially at cost and are adjusted for the Company’s share of earnings or losses, contributions or distributions.
The Company’s holds an equity method investment in Longbridge Financial, LLC (“Longbridge”) through a 49.6% voting ownership interest, which is the only equity method investment held by the Company. The investment was initially recognized at cost and is adjusted for HPC’s share of Longbridge’s earnings or losses, contributions or distributions. HPC had a net investment of $63.7 million and $48.3 million in Longbridge as of December 31, 2021 and 2020. The Company has made the decision to sell its investment in Longbridge and expects the sale to close in the second quarter of 2022. As of December 31, 2021, the Company’s investment in Longbridge is classified as Assets Held for Sale. As of December 31, 2020, the Company’s investment in Longbridge was presented in Other Assets. The Company recorded income from its equity method investment of $15.4 million and $16.9 million in Income from equity investment in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. The following presents condensed financial information of Longbridge (in thousands):

	Year Ended December 31,
	2021	2020
Total assets	$6,727,808	5,182,758
Total liabilities	6,604,351	5,090,902
Revenue	24,461	170,895
Net income	31,504	33,370
Net income attributable to the Company	15,373	16,894
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically less than 30 days. Loans are placed on non-accrual status and the related accrued interests is reserved when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received for loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.
The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating to $1.1 billion and $2.0 billion as of December 31, 2021 and 2020, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the consolidated balance sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations, or as agreed to under certain subservicing agreements. Interest income is recorded as earned and included in the consolidated statements of operations within Interest income.
Loan servicing fees involve the servicing of residential mortgage loans on behalf of an investor. Total Loan servicing fees include servicing and other ancillary servicing revenue earned for servicing mortgage loans owned by investors. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance of such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments (reduction of principal balance). Loan servicing fees are receivable only out of interest collected from mortgagors and are recorded as income when earned, which is generally upon collection. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.
Other income consists of income that is dissimilar in nature to revenues the Company earns from its ongoing central operations. Other income includes gain from the sale of assets such as MSR assets.
Equity-based compensation consists of stock options, restricted stock units, and performance stock units. Expense is recognized at the fair value of equity awards on the date of grant within Compensation and benefits expense in the Company’s consolidated statements of operations on a straight-line basis over the requisite service period. Estimates of future forfeitures are made at the grant date and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. Refer to “Note 18 - Equity-based Compensation”.
Debt issuance costs are recorded for the Company’s warehouse lines of credit and other debt. Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, during the revolving period of the warehouse facilities or during the total term of the term debt agreement. Amortization of debt issuance costs is recorded in the consolidated statements of operations within Interest expense.
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
Recently Adopted Accounting Standards
As of the period end date, there have been no recently adopted accounting standards that have significance, or potential significance, to our consolidated financial statements that has not been previously disclosed.
Accounting Standards Issued but Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company is in the process of reviewing its derivative and hedging instruments that

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
utilize LIBOR as the reference rate. The Company plans to adopt ASU 2020-04 when LIBOR is discontinued for the Company and do not expect it to have a material impact on our consolidated financial statements.
ASU 2021-01, Reference Rate Reform (Topic 848) Scope, clarifies some of the Financial Accounting Standards Board’s (“FASB” or “the Board”) guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (“PAI”) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). The Company is in the process of reviewing its derivative and hedging instruments that utilize LIBOR as the reference rate. The Company plans to adopt ASU 2021-01 when LIBOR is discontinued for the Company and do not expect it to have a material impact on our consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, eliminates particular exceptions related to the method for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects on the accounting for income taxes. This amendment is effective for annual periods beginning after December 15, 2021. This will be effective for the Company beginning January 1, 2022. The Company is planning to adopt ASU 2019-12 as of January 1, 2022 and does not anticipate a material impact as a result of the adoption of this standard on its consolidated financial statements.

Note 3 - Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale at fair value, by type, as of December 31, 2021 (in thousands):

	Year Ended December 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
Conventional(1)	$4,206,099	$79,389	$4,285,488
Government(2)	799,579	21,902	821,481
Reverse(3)	275	(83)	192
Total	$5,005,953	$101,208	$5,107,161
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
The Company had $26.1 million of unpaid principal balances, which had a fair value of $21.6 million, of mortgage loans held for sale on nonaccrual status at December 31, 2021.
At December 31, 2021, the Company had $4.9 billion in unpaid principal balances pledged to secure its mortgage warehouse lines of credit.
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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The Company had $26.3 million of unpaid principal balances, which had a fair value of $23.5 million, of mortgage loans held for sale on nonaccrual status at December 31, 2020.
The following presents a reconciliation of the changes in mortgage loans held for sale to the amounts presented on the statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Fair value at beginning of period	$3,301,694	$1,554,230
Mortgage loans originated and purchased(1)	100,217,789	63,195,254
Proceeds from sales and payments received(1)	(97,870,548)	(62,469,992)
Change in fair value	(41,824)	95,940
(Loss) gain on sale(1)	(499,950)	926,262
Fair value at end of period	$5,107,161	$3,301,694
(1)This line as presented on the consolidated statements of cash flows excludes originated mortgage servicing rights and MSR hedging.
Note 4 - Mortgage Servicing Rights
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
The following presents an analysis of the changes in capitalized mortgage servicing rights during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$748,457	$575,035
MSRs originated	1,052,012	573,139
MSRs purchased	43,056	—
MSRs sold	(238,265)	—
Changes in valuation model inputs	227,401	(195,595)
Cash payoffs and principal amortization	(307,558)	(204,122)
Balance at end of period	$1,525,103	$748,457
The following presents the Company’s total capitalized mortgage servicing portfolio as of December 31, 2021 and 2020 (based on the UPB of the underlying mortgage loans) (in thousands):

	Year Ended December 31,
	2021	2020
Ginnie Mae	$5,602,582	$26,206,612
Fannie Mae	70,174,987	36,395,373
Freddie Mac	52,547,588	25,621,697
Other	34,417	53,567
Total mortgage servicing portfolio	$128,359,574	$88,277,249

MSR balance	$1,525,103	$748,457

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Discount rate	8.68%	9.47%
Weighted average prepayment speeds	8.30%	14.43%
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
The following stresses the discount rate and prepayment speeds at two different data points as of December 31, 2021 and 2020 (in thousands):

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change

December 31, 2021	$(66,885)	$(128,172)	$(56,278)	$(108,621)
December 31, 2020	(26,354)	(50,754)	(45,014)	(85,484)
The following presents information related to loans serviced as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Total unpaid principal balance	$133,889,085	$91,590,114
Loans 30-89 days delinquent	656,012	1,353,029
Loans delinquent 90 or more days or in foreclosure	777,650	3,641,183
The following presents components of Loan servicing fees as reported in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Contractual servicing fees	$312,181	$193,035
Late fees	5,070	5,972
Other	14,131	(10,775)
Loan servicing fees	$331,382	$188,232
The Company held $19.9 million and $20.6 million of escrow funds within Other liabilities in the consolidated balance sheets for its customers for which it services mortgage loans as of December 31, 2021 and 2020, respectively.
During the year, HPF completed the sale of MSRs relating to certain single family mortgage loans serviced for Ginnie Mae with an aggregate unpaid principal balance of approximately $23.8 billion in a series of three separate transactions to the same buyer. The total net proceed for the sale of MSRs was approximately $262.0 million with certain customary holdbacks and adjustments and resulted in a gain of $37.0 million.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 5 - Derivative Financial Instruments
The following presents the outstanding notional balances for derivative instruments not designated as hedging instruments as of December 31, 2021 and 2020, respectively, (in thousands):

	Year Ended December 31, 2021
	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2021
Forward sale contracts	$7,819,802	$6,969	$8,242
Interest rate lock commitments	6,068,763	29,887	2,843
Forward purchase contracts	1,521,000	3,031	281
Interest rate swap futures contracts	1,540,000	25,313	5,662
Treasury futures purchase contracts	4,720,000	111	—
Margin		19,074	9,708
Total derivatives before netting		$84,385	$26,736

	Year Ended December 31, 2020
	Notional Value	Derivative Asset	Derivative Liability
Balance at December 31, 2020
Forward sale contracts	$12,163,797	$1,320	$61,124
Interest rate lock commitments	15,975,628	257,785	—
Forward purchase contracts	855,000	4,419	—
Interest rate swap futures contracts	3,843,000	1,656	—
Margin		69,143	—
Total derivatives before netting		$334,323	$61,124
Counterparty agreements for forward commitments contain master netting agreements. The table below presents the gross amounts of recognized assets and liabilities subject to master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties during the year ended December 31, 2021 and 2020.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents the recorded gain/(loss) on derivative financial instruments (in thousands):

	Year Ended December 31
	2021	2020
Forward sale contracts	$58,530	$(55,615)
Interest rate lock commitments	(235,988)	237,181
Forward purchase contracts	(1,669)	3,416
Interest rate swap and Treasury futures purchase contracts	(20,632)	65,467

The following presents a summary of derivative assets and liabilities and related netting amounts (in thousands):

	Year Ended December 31, 2021
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
Balance at December 31, 2021
Derivatives subject to master netting agreements:
Assets:
Forward sales contracts	$6,969	$(4,886)	$(1,272)	$811
Forward purchase contracts	3,031	(258)	(2,627)	146
Interest rate swap and Treasury futures purchase contracts	25,424	(5,662)	—	19,762
Liabilities:
Forward sales contracts	(8,242)	4,886	1,252	(2,104)
Forward purchase contracts	(281)	258	—	(23)
Interest rate swap and Treasury futures purchase contracts	(5,662)	5,662	—	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	29,887	—	—	29,887
Liabilities:
Interest rate lock commitments	(2,843)	—	—	(2,843)

Total derivatives
Assets	$65,311	$(10,806)	$(3,899)	$50,606
Liabilities	$(17,028)	$10,806	$1,252	$(4,970)

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31, 2020
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
Balance at December 31, 2020
Derivatives subject to master netting agreements:
Assets:
Forward sales contracts	$1,320	$(1,320)	$—	$—
Forward purchase contracts	4,419	—	961	5,380
Interest rate swap futures contracts	1,656	—	—	1,656
Liabilities:
Forward Sale Contracts	(61,124)	1,320	44,375	(15,429)
Forward Purchase Contracts	—	—	—	—

Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	257,785	—	—	257,785

Total derivatives
Assets	$265,180	$(1,320)	$961	$264,821
Liabilities	$(61,124)	$1,320	$44,375	$(15,429)
(1) Amounts disclosed for collateral received from or posted to the same counterparty includes cash up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received from or posted to the same counterparty may exceed the amounts presented. The amounts of collateral received from or posted to counterparty are presented as margin and included as a component of either Derivative assets or Other liabilities in the Balance Sheet.

For information on the determination of fair value, refer to “Note 16 - Fair Value Measurements.”
Note 6 - Goodwill
The Company’s goodwill balances as of December 31, 2021 and 2020 are $7.0 million and $3.8 million in the Origination segment and Servicing segment, respectively, for a total goodwill balance of $10.8 million. There were no acquisitions of goodwill during the year ended December 31, 2021. The Company performed its annual goodwill impairment analysis as of October 1, 2021 and determined there was no indication of impairment.
As of December 31, 2021, $1.4 million of goodwill was deductible for income tax purposes.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 7 - Other Assets
The following presents Other assets as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Prepaid expenses and other	$23,418	$18,630
Equity method investment	—	48,291
Right of use lease asset	12,039	17,040
Foreclosure and real estate owned	7,771	3,538
Servicing sale receivable	14,364	123
Total	$57,592	$87,622

Note 8 - Property and Equipment, net
The following presents the principal categories of Property and equipment, net as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Computer and telephone	$31,187	$17,096
Office furniture and equipment	3,027	4,719
Leasehold improvements	5,537	6,151
Work-in-process for internal use software	421	5,241
Total	40,172	33,207
Less accumulated depreciation	(18,280)	(11,497)
Property and equipment, net	$21,892	$21,710
Depreciation expense of $10.1 million and $4.7 million was recognized within Depreciation and amortization expense in the consolidated statements of operations for the periods ended December 31, 2021 and 2020, respectively.
Note 9 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Servicing advance receivable	$71,884	$97,893
Servicing advance reserves	(4,207)	(8,380)
Servicing receivable-general	359	2,660
Income tax receivable	11,181	54,347
Interest on servicing deposits	464	165
Pair off receivable	3,738	—
Agency receivable	20,184	—
Warehouse receivable	1,934	230
Other	9,191	5,930
Accounts receivable, net	$114,728	$152,845

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents changes to the servicing advance reserve for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Servicing advance reserve, at beginning of period	$(8,380)	$(4,308)
Additions	(1,975)	(8,768)
Charge-offs	6,148	4,696
Servicing advance reserve, at end of period	$(4,207)	$(8,380)
Note 10 - Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 11 financial institutions with a total maximum borrowing capacity of $7.5 billion and $4.2 billion at December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $2.8 billion of unused capacity under its warehouse lines of credit.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2021 (in thousands):

	Maturity Date	Balance at December 31, 2021
$1,200M Warehouse Facility(1)	February 2022	$604,421
$500M Warehouse Facility(2)	March 2022	335,509
$500M Warehouse Facility(3)	March 2022	381,087
$1,000M Warehouse Facility	August 2022	716,800
$450M Warehouse Facility	September 2022	277,060
$500M Warehouse Facility	September 2022	339,521
$500M Warehouse Facility	September 2022	375,381
$500M Warehouse Facility	March 2023	309,898
$1,500M Warehouse Facility(4)	May 2023	731,132
$88.5M Warehouse Facility	Evergreen	11,409
$550M Warehouse Facility	Evergreen	363,959
Gestation Warehouse Facility	Evergreen	179,360
Early Funding(5)		93,119
Total warehouse lines of credit		$4,718,658
(1)Subsequent to December 31, 2021, the maturity date was extended to February 2023.
(2)Subsequent to December 31, 2021, borrowing capacity was reduced to $325M and the maturity date was extended to March 2023.
(3)Subsequent to December 31, 2021, borrowing capacity was reduced to $400M and the maturity date was extended to March 2023.
(4)Subsequent to December 31, 2021, borrowing capacity decreased to $1,200M.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(5)In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements as of December 31, 2020 (in thousands):

	Maturity Date	Balance at December 31, 2020
$800M Warehouse Facility	May 2021	$465,951
$300M Warehouse Facility	June 2021	232,085
$300M Warehouse Facility	September 2021	223,914
$600M Warehouse Facility	August 2021	421,920
$500M Warehouse Facility	September 2021	401,192
$500M Warehouse Facility	September 2021	437,769
$700M Warehouse Facility	October 2021	459,959
$50M Warehouse Facility	Evergreen	40,624
$300M Warehouse Facility	Evergreen	171,000
Gestation Warehouse Facility	Evergreen	151,000
Total warehouse lines of credit		$3,005,415
The Company’s warehouse facilities’ variable interest rates are calculated using a base rate generally tied to either (a) 1-month LIBOR or (b) SOFR; plus applicable interest rate margins with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 2.36% as of December 31, 2021 and 2.75% as of December 31, 2020. The Company’s borrowings are 100% secured by mortgage loans held for sale at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity and ratio of indebtedness to net worth among others. In December 2021, the Company’s warehouse lines that contain profitability covenants were amended to the extent necessary to allow for a net loss under such covenants for the three months ended December 31, 2021. As of December 31, 2021, the Company and its subsidiaries were in compliance with all warehouse facility covenants.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.
Note 11 – Term Debt and Other Borrowings, net
The Company maintains term debt and other borrowings (in thousands):

	Maturity Date	Collateral	Balance at December 31, 2021
$1.0B MSR Facility	May 2025	Mortgage servicing rights	$685,000
$550M Senior Notes	February 2026	Unsecured	550,000
$90M Servicing Advance Facility	May 2022	Servicing advances	3,250
$35M Operating Line of Credit	May 2022	Mortgage loans	1,000
Total			1,239,250
Debt issuance costs			(12,726)
Term debt and other borrowings, net			$1,226,524

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Maturity Date	Collateral	Balance at December 31, 2020
$500M MSR Facility	January 2023	Mortgage servicing rights	$411,600
$85M Servicing Advance Facility	May 2021	Servicing advances	43,250
$10M Operating Line of Credit	May 2021	Mortgage loans	1,000
Total			455,850
Debt issuance costs			(1,828)
Term debt and other borrowings, net			$454,022

The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”), which is comprised of $650.0 million of committed capacity and $350.0 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA mortgage servicing rights. Interest on the MSR Facility is based on 3-Month LIBOR or SOFR; plus the applicable margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying mortgage servicing rights. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of December 31, 2021, the Company and its subsidiaries were in compliance with all its covenants.
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
The Indenture governing the Senior Notes contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants. As of December 31, 2021, the Company was in compliance with all covenants under the Indenture.
The following presents the Company’s debt maturity schedule for the $1.0B MSR Facility and the $550M Senior Notes (in thousands):

Amount
2022	$—
2023	—
2024	456,667
2025	228,333
2026 and thereafter	550,000
$1,235,000

The Company has a $90.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The servicing advance facility’s capacity was increased from $85.0 million to $90.0 million in 2021. The facility carries an interest rate of 1-month LIBOR plus a margin and an advance rate ranging from 85-95%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of December 31, 2021, the Company was in compliance with all covenants.
The Company also has an operating line, with an interest rate based on the Prime Rate, which was increased from $10.0 million to $35.0 million in 2021.
As of December 31, 2021, under its servicing advance facility and operating line of credit, the Company had $58.2 million and $34.0 million of total unused capacity, respectively.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 12 - Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of the asset. The initial measurement of the ROU asset and lease liability is based on the present value of future lease payments over the lease term at the commencement date of the lease. To determine the present value of lease payments, the Company uses its incremental borrowing rate commensurate with the characteristics and term of the lease, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral and the economic environments in determining the lease-specific borrowing rate.
The Company leases office space and equipment under non-cancelable operating leases expiring through 2029, some of which include options to extend for up to ten years, by way of two five-year terms, and some of which include options to terminate the leases within one year. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or in the determination of the ROU asset and lease liability balances. The Company’s lease population does not contain any material restrictive covenants. Rent expense amounted to $6.8 million for the year ended December 31, 2021 and $6.3 million for the year ended December 31, 2020. Rent expense is recorded in General and administrative expense in the consolidated statements of operations. For the year ended December 31, 2021, total lease cost of $6.8 million is comprised of operating lease cost only.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the determination of the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred. As of December 31, 2021, the Company did not have any operating leases for office space or equipment that have not yet commenced.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2021
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$6,521	$5,698

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$881	$25,594
Supplemental balance sheet information related to leases was as follows (in thousands):

	Year Ended December 31, 2021
	2021	2020
Operating leases:
Right-of-use assets	$12,039	$17,040

Right-of-use liabilities	$15,562	$20,915

Weighted average remaining lease term in years:	4.21	4.64

Weighted average discount rate:	5.08%	5.03%
Operating lease ROU assets are recorded within Other assets in the consolidated balance sheet. The operating lease ROU liabilities are recorded within Other liabilities in the consolidated balance sheet.
As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31, 2021
2022	$5,206
2023	3,911
2024	3,294
2025	2,146
2026	781
Thereafter	2,054
Total lease payments	17,392
Less: imputed interest	(1,830)
Total	$15,562
Note 13 - Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
commitments are expected to expire without being drawn upon. Total commitments to originate loans were $6.1 billion and $16.0 billion as of December 31, 2021 and 2020, respectively.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of the Company’s mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to the Company’s mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the years ended December 31, 2021 or 2020 and is not currently required to pay any such penalties or fines.
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
•Adjusted/Tangible Net Worth, as defined by HUD, is comprised of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets, prepaid expenses, and certain pledged assets.
The minimum net worth requirement for Ginnie Mae is defined as follows:
•Base Adjusted/Tangible Net Worth (as defined by HUD) of $2.5 million plus 35 basis points of the issuer’s total single-family effective outstanding obligations.
•Adjusted/Tangible Net Worth, as defined by HUD, is comprised of total equity less goodwill, intangible assets, affiliate receivables, deferred tax assets, prepaid expenses, and certain pledged assets.
Minimum Capital Ratio
For Fannie Mae, Freddie Mac and Ginnie Mae, the Company is also required to maintain a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6%.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency servicing, measured as 90 plus day delinquencies, in excess of 6% of the total Agency servicing UPB.
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1 million or 10 basis points of the Company’s outstanding single-family MBS.
The most restrictive of the requirements require the Company to maintain a minimum adjusted net worth balance of $326.3 million and $231.2 million as of December 31, 2021 and 2020.
The Company met all minimum net worth requirements to which it was subject as of December 31, 2021 and 2020.
Note 15 - Representation and Warranty Reserve
Certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. For the year ended December 31, 2021 and 2020, the Company has included considerations that it may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC. The current unpaid principal balance of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.
The following presents the activity of the outstanding repurchase reserves (in thousands):

	Year Ended December 31,
	2021	2020
Repurchase reserve, at beginning of period	$18,080	$3,964
Additions	12,147	23,444
Charge-offs	(5,650)	(9,328)
Repurchase reserves, at end of period	$24,577	$18,080
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
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
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
Fair Value of Certain Assets and Liabilities
The following describes the methods used in estimating the fair values of certain assets and liabilities:
Mortgage loans held for sale. The majority of the Company's mortgage loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's mortgage loans held for sale consist of loans repurchased from the Government-Sponsored Enterprises (“GSEs”) that have subsequently been deemed to be non-saleable to GSEs and Ginnie Mae when certain representations and warranties are breached. These loans, however, are saleable to other entities and are classified on the consolidated balance sheets as Mortgage loans held for sale. These repurchased loans are considered Level 3 and are valued based on recent sales prices of similar loans.
Interest rate lock commitments. The Company estimates the fair value of IRLC based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The average pull-through rate for IRLCs was 86% and 73% for the years ended December 31, 2021 and 2020 respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
Forward sales and purchase commitments. The Company treats forward mortgage-backed securities purchase and sale commitments that have not settled as derivatives and recognizes them at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized and new originations and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. The Company estimates the fair value of forward commitments based on quoted MBS prices. These derivatives are classified as Level 2.
Interest rate swap futures contracts. The Company uses options on swap contracts to offset changes in the fair value of MSRs. The Company estimates the fair value of these MSR-related derivatives using quoted prices for similar instruments. These derivatives are classified as Level 2.
Treasury futures purchase contracts. The Company uses Treasury futures contracts to offset changes in the fair value of MSRs. The Company estimates fair value of these MSR-related derivatives using quoted market prices. These derivatives are classified as Level 1.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Mortgage servicing rights. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a quarterly basis to support the reasonableness of the fair value estimate. Key assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, discount rates and prepayment speeds. Other assumptions such as delinquencies, and cost to service are also considered resulting in a Level 3 classification.
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$5,086,943	$20,218	$5,107,161
Interest rate lock commitments	—	—	29,887	29,887
Forward sales contracts	—	6,969	—	6,969
Forward purchase contracts	—	3,031	—	3,031
Interest rate swap futures contracts	—	111	—	111
Treasury futures purchase contracts	25,313	—	—	25,313
Mortgage servicing rights	—	—	1,525,103	1,525,103
Total assets	$25,313	$5,097,054	$1,575,208	$6,697,575
Liabilities:
Interest rate lock commitments	$—	$—	$2,843	$2,843
Forward sales contracts	—	8,242	—	8,242
Forward purchase contracts	—	281	—	281
Interest rate swap futures contracts	—	5,662	—	5,662
Total liabilities	$—	$14,185	$2,843	$17,028

	Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Mortgage loans held for sale	$—	$3,257,320	$44,374	$3,301,694
Interest rate lock commitments	—	—	257,785	257,785
Forward sales contracts	—	1,320	—	1,320
Forward purchase contracts	—	4,419	—	4,419
Interest rate swap futures contracts	—	1,656		1,656
Mortgage servicing rights	—		748,457	748,457
Total assets	$—	$3,264,715	$1,050,616	$4,315,331
Liabilities:
Forward sales contracts	$—	$61,124	$—	$61,124
Total liabilities	$—	$61,124	$—	$61,124

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis (in thousands):

	Year Ended December 31, 2021
	MSRs	IRLC	MLHS
Balance at beginning of period	$748,457	$257,785	$44,374
Purchases, Sales, Issuances, Contributions and Settlements	856,802	—	(26,353)
Change in fair value	(80,156)	(227,898)	(633)
Transfers In/Out(1)	—	—	2,830
Balance at end of period	$1,525,103	$29,887	$20,218
(1)Transfers In/Out represents transfers between Levels 2 and 3, and reclassifications to REO, foreclosure or claims.

	Year Ended December 31, 2020
	MSRs	IRLC	MLHS
Balance at beginning of period	$575,035	$25,618	$4,254
Purchases, Sales, Issuances, Contributions and Settlements	573,139	—	41,655
Change in fair value	(399,717)	232,167	(671)
Transfers In/Out(1)	—	—	(864)
Balance at end of period	$748,457	$257,785	$44,374
(1)Transfers In/Out represents transfers between Levels 2 and 3, and reclassifications to REO, foreclosure or claims.
The following presents the fair value and UPB of mortgage loans held for sale that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance (in thousands):

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
Balance at December 31, 2021	$5,107,161	$5,005,069	$102,092
Balance at December 31, 2020	$3,301,694	$3,157,836	$143,858
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the consolidated statements of operations.
The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and 2020, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

		Year Ended December 31, 2021
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.7%
	Prepayment speeds	6.9% - 11.6%	8.3%
Interest rate lock commitments	Pull-through rate	49.8% - 100%	86.1%
Mortgage loans held for sale	Investor pricing	70.0% - 94.8%	87.3%

		Year Ended December 31, 2020
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.0% - 12.2%	9.5%
	Prepayment speeds	13.8% - 16.4%	14.4%
Interest rate lock commitments	Pull-through rate	16.0% - 100.0%	73.0%
Mortgage loans held for sale	Investor pricing	70.0% - 90.2%	79.0%

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Fair Value of Other Financial Instruments
As of December 31, 2021, all financial instruments were either recorded at fair value or the carrying value approximated fair value. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. The Senior Notes had a carrying amount of $550 million and an estimated fair value of $506 million at December 31, 2021. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the re-repricing of collateral.
Note 17 - Retirement Benefit Plans
The Company maintains a 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching contributions, subject to certain limitations. Matching contribution made by the Company totaled $3.7 million and $2.3 million for the year ended December 31, 2021 and 2020, respectively.
Note 18 - Equity-based Compensation
On January 21, 2021, the Company’s board of directors approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock that are available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under the Home Point Capital LP 2015 Option Plan (the “2015 Option Plan”) which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan shall be the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains vesting conditions based on both time-vesting service criteria, as well as performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
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
Restricted Stock Units
Restricted stock units (“RSUs”) are awards that represent the potential to receive shares of the Company’s common stock at the end of the applicable vesting period, subject to the terms and conditions of the 2021 Plan and the applicable award documents. RSUs awarded under the 2021 Plan are fair valued based upon the fair market value of the Company’s common stock on the grant date. Any person who holds RSUs has no ownership interest in the shares of the Company’s common stock to which such RSUs relate until and unless shares of common stock are delivered to the holder. The RSUs will be credited with dividend equivalent payments, as provided in Section 13(c)(iii) of the 2021 Plan.
The following table presents the summary of the Company’s RSU activity for the year ended December 31, 2021:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	420,957	10.09
Forfeited	52,966	9.44
Outstanding at December 31, 2021	367,991	$10.18

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s board of directors who are not affiliated with Stone Point Capital LLC will vest at the next annual meeting of stockholders following the grant date. The Company recognized $1.5 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statement of operations for the year ended December 31, 2021.
Performance Stock Units
Performance stock units (“PSUs”) are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of a three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the Performance Condition (as defined below), which requires considerable judgment. The Company records a cumulative adjustment in periods in which the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the Performance Condition. The PSUs will become earned based on the level of achievement of the Company’s average return on equity over a three-year performance period (the “Performance Condition”). The number of earned PSUs can range from 0% to 150% of the number of PSUs granted, depending on continued service with the Company and the extent to which the Performance Condition has been achieved at the end of the performance period. The PSUs will be credited with dividend equivalent payments, as provided in Section 13(c)(iii) of the 2021 Plan.
The following table presents the summary of the Company’s PSU activity for the year ended December 31, 2021:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	291,313	9.44
Forfeited	52,966	9.44
Outstanding at December 31, 2021	238,347	$9.44
All PSUs granted in 2021 have a three-year performance measurement period. As of December 31, 2021, the minimum performance condition had not been met so the Company did not recognize any compensation expense related to PSUs for the year ended December 31, 2021.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. During the reporting periods, the Company concluded that it is not reasonably probable that the performance criteria for the performance options will occur. The compensation expense for these options will be recognized when it becomes reasonably possible. The Company recognized $5.4 million and $0.9 million of compensation expense related to stock options within Compensation and benefits expense on the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, there was $8.8 million of unrecognized compensation expense related to outstanding and unvested stock options that are expected to vest and be recognized over a weighted-average period of 2.3 years. There was $1.8 million of unrecognized compensation expense for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the number of options vested and exercisable were 2,123,998 and 926,875, respectively and the weighted-average exercise price of the options currently exercisable was $2.89 and $10.06, respectively. The remaining contractual term of the options currently exercisable was 6.9 years as of December 31, 2021.
The following presents the activity of the Company’s stock options for the year ended December 31, 2021 under the 2021 Plan:

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—	0	$—
Granted	13,381,516	4.13	6.24	8.55
Exercised	(1,040,133)	1.81	2.64	9.79
Forfeited	(546,811)	1.83	—	9.80
Expired	(43,541)	1.91	—	9.79
Outstanding at December 31, 2021	11,751,031	$4.45	6.87	$8.38
The following presents the activity of the Company’s stock options for the year ended December 31, 2020 under the 2015 Option Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	3,291,875	$10.12	7.15	$2.41
Granted	1,746,500	14.63	9.36	4.28
Exercised	—	—	—	—
Forfeited	(341,500)	10.23	7.33	2.78
Outstanding at December 31, 2020	4,696,875	$11.79	7.30	$3.33
The following presents a summary of the Company’s non-vested activity for the year ended December 31, 2021 under the 2021 Plan :

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	13,381,516	8.55
Vested	(2,123,998)	9.25
Exercised	(1,040,133)	9.79
Forfeited	(546,811)	9.80
Expired	(43,541)	9.79
Non-vested at December 31, 2021	9,627,033	$8.19
The following presents a summary of the Company’s non-vested activity for the year ended December 31, 2020 under the 2015 Option Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	2,555,487	$2.46
Granted	1,746,500	4.28
Vested	(190,487)	2.44
Exercised	—	—
Forfeited	(341,500)	2.78
Non-vested at December 31, 2020	3,770,000	$3.55

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted for the year ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Expected life (in years)	8.2	8.3
Risk-free interest rate	0.56%-2.95%	0.56%-1.55%
Expected volatility	24.9%	24.9%
Dividend yield	—	—
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 10% and 15% as of December 31, 2021 and 2020, respectively.

Note 19 - Earnings Per Share
Earnings per share (“EPS”) is calculated and presented in the consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is calculated by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. There are 139.2 million and 136.4 million weighted average shares outstanding for the years ended December 31, 2021 and 2020, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued and exercised. For the years ended December 31, 2021 and 2020, 1.0 million and 0.8 million shares were considered to be dilutive, respectively.
The following table sets for the calculation of the basic and diluted earnings per share for the period following the IPO for common stock:

Year Ended December 31, 2021
Net income	$166,272

Numerator:
Net income attributable to common shareholders	$166,272
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards	—
Net income attributable to Home Point - diluted	$166,272

Denominator:
Weighted average shares of common stock outstanding - basic	139,198
Add: Common stock issued upon vesting of RSUs	—
Add: Common stock issued upon exercise of stock options	798
Weighted average shares of common stock outstanding - diluted	139,996

Earnings per share of common stock outstanding - basic	$1.19
Earnings per share of common stock outstanding - diluted	$1.19

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 20 - Income Taxes
The following presents the components of Income tax expense for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Federal	State	Total
Current	$(64)	$2,311	$2,247
Deferred	43,039	12,712	55,751
Total income tax expense	$42,975	$15,023	$57,998

	Year Ended December 31, 2020
	Federal	State	Total
Current	$(444)	$4,294	$3,850
Deferred	162,785	31,919	194,704
Total income tax expense	$162,341	$36,213	$198,554

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The following presents a reconciliation of the Income tax expense recorded on the Company’s consolidated statements of operations to the expected statutory federal corporate income tax rates for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Income before income taxes	$208,897	$788,663
Statutory federal income tax expense (21%)	43,868	165,619
State income tax expense, net of federal tax	10,116	32,004
Change in valuation allowance	1,812	(1,324)
Impact of tax rate change	(494)	(2,488)
Impact of equity investments	3,679	4,209
Other	(983)	534
Total income tax expense	$57,998	$198,554
Effective tax rate	27.8%	25.2%

The following presents the components of the Company’s net deferred tax assets (liabilities) at December 31 (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax asset
Federal NOL carryforward	$101,800	$33,929
State NOL carryforward	23,825	11,204
Rep. & Warranty	6,120	4,505
ROU lease deferred asset	4,000	5,243
Other	13,281	3,631
Total deferred tax asset	149,026	58,512
Deferred tax liability
MSR	(348,417)	(148,608)
Derivatives	(6,734)	(64,226)
Investment in Longbridge	(11,546)	(9,700)
ROU lease deferred liability	(3,900)	(5,294)
Other	(5,785)	(4,103)
Total deferred tax liability	(376,382)	(231,931)
Valuation Allowance	(2,396)	(583)
Net tax asset/liability	$(229,752)	$(174,002)
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The Company concluded that, with the exception of a valuation allowance of $2.4 million and $0.6 million related to state NOLs as of December 31, 2021 and 2020, no other valuation allowance was required. As of December 31, 2021, the Company’s deferred tax asset includes gross federal and state net operating loss (NOL) carryforwards of $484.8 million and $488.5 million, respectively. Certain of these loss carryforwards expire in 2035 through 2037. The NOLs generated after 2017 carryforward indefinitely and are subject to a limit of 80% of taxable income in taxable years beginning after December 31, 2021. Certain of the Company’s NOLs are subject to limitation under IRC §382, limiting the Company’s ability to utilize the full NOL in any given period.
Unrecognized tax benefits are recognized related to tax positions included in (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the Consolidated Financial Statements. The Company recognizes tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize. The Company has $0.7 million and no uncertain tax positions as of December 31, 2021 and 2020, respectively.
During the fourth quarter of 2021, the Company identified an Uncertain Tax Position and as of December 31, 2021 has a liability of $0.7 million for unrecognized tax benefits related to state income tax matters excluding interest and penalties.
A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Beginning Balance	$—	$—
Increases related to positions taken during prior years	743	—
Increases related to positions taken during the current year	—	—
Decreases related to positions settled with tax authorities	—	—
Decreases due to a lapse of applicable statute of limitations	—	—
Ending Balance	$743	$—

Total amount of unrecognized tax benefit that would affect the effective tax rate if recognized was $0.4 million and zero as of December 31, 2021 and 2020, respectively. For the period ended December 31, 2021, there was less than $20 thousand for interest and penalties accrued on the liability for unrecognized tax benefits which, in accordance with company policy, are a part of interest and penalty expense.
The Company's tax years that generally remain subject to examination by the IRS and various state and local jurisdictions are 2018-2020.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions related to net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the interest deduction limitations. The CARES Act materially affected the amount of federal NOLs the Company was able to utilize for the year ended December 31, 2021. Prior to the enactment of the CARES Act, the Company would have owed approximately $13.6 million in federal tax for the year ended December 31, 2020 as compared to zero since the Company was able to fully offset its taxable income with NOLs.
Note 21 – Segments
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Origination
In the Origination segment, the Company originates residential real estate mortgage loans in the United States through the consumer direct third party originations, and correspondent channels that offer a variety of loan programs that support the financial needs of the borrowers. In each of the channels, the Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held pending sale or securitization are also included in the revenues for this segment.
Servicing
In the Servicing segment, the Company generates revenue through contractual fees earned by performing daily administrative and management activities for mortgage loans. These activities include collecting loan payments, remitting payments to investors, sending monthly statements, managing escrow accounts, servicing delinquent loan work-outs, and managing and disposing of foreclosed properties. Servicing of the Company’s customers was primarily conducted in-house as of December 31, 2021. In February 2022, the Company entered into an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying the Company’s MSRs. ServiceMac is expected to begin subservicing loans for the Company in the second quarter of 2022.
Other Information About the Company’s Segments
The Company's CODM evaluates performance, makes operating decisions, and allocates resources based on the Company's contribution margin. Contribution margin is the Company’s measure of profitability for its two reportable segments. Contribution margin is defined as revenue from Gain on loans, net, Loan fee income, Loan servicing fees, Change in fair value of MSRs, Interest income, and Other income (which includes Income from equity method investment) adjusted for the change in fair value attributable to valuation assumptions of MSRs and less directly attributable expenses. The accounting policies applied by the Company’s segments are the same as those described in “Note 2 - Basis of Presentation and Significant Accounting Policies” and the decrease in MSRs due to valuation assumptions is consistent with the changes described in “Note 4 - Mortgage Servicing Rights.” Directly attributable expenses include salaries, commissions and associate benefits, general and administrative expenses, and other expenses, such as servicing costs and origination costs. Direct operating expenses incurred in connection with the activities of the segments are included in the respective segments.
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
The following tables present the key operating data for the Company’s business segments (in thousands):

	Year Ended December 31, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$585,762	$—	$585,762	$—	$585,762		$585,762
Loan fee income	150,921	—	150,921	—	150,921		150,921
Loan servicing fees	—	331,382	331,382	—	331,382		331,382
Change in FV of MSRs	—	(113,856)	(113,856)	—	(113,856)		(113,856)
Interest income (expense), net	13,897	1,930	15,827	(48,740)	(32,913)		(32,913)
Other income	—	37,252	37,252	18,341	55,593	(15,373)	40,220
Total U.S. GAAP Revenue	$750,580	$256,708	$1,007,288	$(30,399)	$976,889	$(15,373)	$961,516
Contribution margin	$237,047	$185,830	$422,877	$(198,607)	$224,270
(1)The Company includes the income from its equity method investment in the All Other category. In order to reconcile to Total net revenue on the consolidated statements of operations, it must be removed as is presented above.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31, 2020
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(1)	Total Consolidated
Revenue
Gain on loans, net	$1,384,976	$(40)	$1,384,936	$—	$1,384,936		$1,384,936
Loan fee income	96,118	—	96,118	—	96,118		96,118
Loan servicing fees	(3,499)	191,731	188,232	—	188,232		188,232
Change in FV of MSRs	—	(285,252)	(285,252)	—	(285,252)		(285,252)
Interest income (expense), net	1,576	7,426	9,002	(18,400)	(9,398)		(9,398)
Other income	—	318	318	19,282	19,600	(16,894)	2,706
Total U.S. GAAP Revenue	$1,479,171	$(85,817)	$1,393,354	$882	$1,394,236	$(16,894)	$1,377,342
Contribution margin	$1,091,682	$(146,796)	$944,886	$(139,329)	$805,557
(1)The Company includes the income from its equity method investment in the All Other segment. In order to reconcile to Total net revenue on the consolidated statements of operations, it must be removed as is presented above.
The following table presents a reconciliation of segment contribution margin to consolidated U.S. GAAP Income before income tax (in thousands):

	Years Ended December 31,
	2021	2020
Income before income tax	$208,897	$788,663
Income from equity method investment	15,373	16,894
Contribution margin, excluding change in MSRs due to valuation assumption	$224,270	$805,557
Note 22 – Concentrations of Risk
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to credit risk, consist of cash and cash equivalents, derivatives, and mortgage loans held for sale.
Credit risk is reduced by the Company’s underwriting standards, monitoring pledged collateral, and other in-house monitoring procedures performed by management. The Company’s credit exposure for amounts due from investors is minimized through its policy to sell mortgage loans only to highly reputable and financially sound financial institutions.
Concentrations
The Company originated or purchased loans in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total originations) in the following states:

Percentage of Origination
2021
State:
California	31.8%
Florida	7.4%
New Jersey	5.4%
2020
State:
California	28.4%
Florida	6.6%
New Jersey	5.5%

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
The total unpaid principal balance of the servicing portfolio, including mortgage loans held for sale, was approximately $133.9 billion and $91.6 billion as of December 31, 2021 and 2020, respectively. The unpaid principal balance of loans originated by the Company and sold with servicing retained was $92.2 billion and $61.4 billion for the year-end December 31, 2021 and 2020, respectively. The Company serviced loans in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total servicing) in the following states:

Percentage of Servicing Unpaid Principal Balance
2021
State:
California	29.10%
Florida	5.60%
Texas	7.40%

2020
State:
California	22.97%
Florida	6.58%
New Jersey	6.08%
Illinois	5.13%
Significant Customers
Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. For the years ended December 31, 2021 and 2020, 97% and 99%, respectively, of mortgage loans sales were to the Agencies and the remaining 3% and 1%, respectively, were sold to private investors.
The following presents newly originated loans that the Company sold to investors or transferred into GNMA securitization pools (in thousands):

	Years Ended December 31,
	2021		2020
GNMA	$13,089,283	13.9%	$11,262,967	18.7%
FNMA	42,721,394	45.3%	30,088,408	49.8%
FHLMC	35,824,414	38.0%	18,673,833	30.9%
Other	2,667,113	2.8%	342,169	0.6%
	$94,302,204	100%	$60,367,377	100%
Note 23 – Related Parties
The Company entered into transactions and agreements to purchase various services, and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include the valuation of mortgage servicing rights, insurance brokerage services, and loan review and tax payment services for certain loan originations. The Company incurred expenses of $30.6 million and $2.9 million, in the years ended December 31, 2021 and 2020, respectively, for products, services, and other transactions, which are included in Loan expense, Loan Servicing Expense, Production Technology, General and administrative and Other expenses in the consolidated statements of operations.
The Company is also party to a master repurchase agreement (“gestation warehouse facility”) with Amherst Pierpont Securities LLC, an affiliate of our sponsor, Stone Point Capital LLC. The gestation warehouse facility is collateralized by the mortgage loans held for sale included in the Ginnie Mae mortgage backed securities. As of December 31, 2021, the gestation warehouse facility balance was $179.4 million.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
Note 24 – Subsequent Events
The Company has evaluated all events and transactions through the date the Company issued these consolidated financial statements.
Dividend Payment
On February 24, 2022, the Company announced that its board of directors declared a dividend of $0.04 per share for the fourth quarter of 2021 to stockholders of record at the close of business on March 10, 2022, payable on or about March 24, 2022.
Common Stock Repurchases
On February 24, 2022, the Company’s board of directors approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 (the “Stock Repurchase Program”). As of March 15, 2022, the Company repurchased 152,473 shares of Common Stock at an aggregate price of $0.5 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program.
Sale of Longbridge Equity Interests
On February 18, 2022, the Company entered into an agreement to sell its 49.6% ownership interest in Longbridge Financial, LLC to EF Holdco RER Assets LLC, an indirect subsidiary of Ellington Financial Inc., for approximately $75.0 million, subject to customary closing adjustments.
The transaction is anticipated to close in the second quarter of 2022, subject to customary closing conditions, including regulatory approvals and notices. The Company expects to use the proceeds from the transaction for general corporate purposes.
Sale of Mortgage Servicing Rights
On February 28, 2022, the Company completed the sale of servicing rights relating to certain single family mortgage loans (“MSRs”) serviced for Fannie Mae and Freddie Mac with an aggregate unpaid principal balance of approximately $4.4 billion to an approved Agency seller and servicer. The total purchase price for the servicing rights was approximately $44.2 million, which is subject to certain customary holdbacks and adjustments. The sale represents approximately 3.4% of the Company’s total mortgage servicing portfolio as of December 31, 2021. The Agencies consented to the transfer of the servicing rights.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
The information required by Item 13 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules.

(a)    The following documents are filed as a part of this Report:

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

4.3	Description of Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).
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

10.1.2
Confirmation and Amendment of Participation Agreement, dated as of March 1, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on May 13, 2021 and incorporated herein by reference).

10.1.3
Confirmation and Amendment of Participation Agreement, dated as of March 18, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q on May 13, 2021 and incorporated herein by reference).

10.1.4+
Confirmation and Amendment of Participation Agreement, dated as of May 27, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 2, 2021 and incorporated herein by reference).

10.1.5
Confirmation and Amendment of Participation Agreement, dated as of July 21, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 5, 2021 and incorporated herein by reference).

10.1.6
Confirmation and Amendment of Participation Agreement, dated as of September 13, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 5, 2021 and incorporated herein by reference).

10.1.7*	Confirmation and Amendment of Master Participation Agreement, dated as of October 12, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.1.8*	Confirmation and Amendment of Master Participation Agreement, dated as of October 26, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.1.9*	Confirmation and Amendment of Participation Agreement, dated as of February 15, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
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

10.2.4
Amendment No. 4 to Master Repurchase Agreement and Securities Contract, dated as of February 11, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).

10.2.5+
Amendment No. 5 to Master Repurchase Agreement and Securities Contract, dated as of March 10, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q on May 13, 2021 and incorporated herein by reference).

10.2.6+
Amendment No. 6 to Master Repurchase Agreement and Securities Contract, dated as of June 29, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.2.7*+
Amendment No. 7 to Master Repurchase Agreement and Securities Contract, dated as of December 23, 2021, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

10.2.8+
Amendment No. 8 to Master Repurchase Agreement and Securities Contract, dated as of March 4, 2022, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 4, 2022 and incorporated herein by reference).

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

10.3.2
Amendment No. 2 to the Master Repurchase Agreement, dated as of April 30, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.3.3
Amendment No. 3 to the Master Repurchase Agreement, dated as of June 16, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.3.4+
Amendment No. 4 to the Master Repurchase Agreement, dated as of June 30, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.3.5*+
Amendment No. 5 to the Master Repurchase Agreement, dated as of December 29, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

Exhibit Number	Description
10.3.6+
Amendment No. 6 to the Master Repurchase Agreement, dated as of February 28, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 4, 2022 and incorporated herein by reference).

10.4+
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

10.5.3+
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

10.6.17
Amendment No. 17 to Master Repurchase Agreement, dated as of September 17, 2021, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 21, 2021 and incorporated herein by reference).

10.6.18*	Amendment No. 18 to Master Repurchase Agreement, dated as of February 10, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller.
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

10.9.1+
Amendment No. 1 to Master Repurchase Agreement, dated as of June 30, 2021, by and between Barclays Bank PLC, as purchaser and agent, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.10+
Second Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.10.1*+
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.

10.10.2*+
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.

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

10.15†	Home Point Capital Inc. 2021 Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.16*†	Form of Substitute Option Agreement under the 2021 Incentive Plan.
10.17†	Form of 2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.18+
Master Repurchase Agreement and Securities Contract, dated as of January 8, 2021, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 22, 2021 and incorporated herein by reference).

10.18.1+
Amendment No. 1 to the Master Repurchase Agreement and Securities Contract, dated as of March 1, 2022, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 4, 2022 and incorporated herein by reference).

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

10.22†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K on March 12, 2021 and incorporated herein by reference).
10.23+
Amended and Restated Master Repurchase Agreement, dated as of June 30, 2021, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.23.1+
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 22, 2021, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2021 and incorporated herein by reference).

10.23.2*
Letter Agreement Regarding Benchmark Rate Replacement with respect to the Amendment and Restated Master Repurchase Agreement, dated as of January 3, 2022, by and among by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor.

10.23.3*+
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of February 4, 2022, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor.

10.24
Amended and Restated Guaranty and Security Agreement, dated as of June 30, 2021, by Home Point Financial Corporation, as guarantor, in favor of Goldman Sachs Bank USA, as buyer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.25+
Mortgage Loan Participation Sale Agreement dated as of November 2, 2021, between Home Point Financial Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 5, 2021 and incorporated herein by reference).

10.25.1*+
Amendment No. 1 to the Mortgage Loan Participation Sale Agreement dated as of November 23, 2021, between Home Point Financial Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.

10.25.2*+
Amendment No. 2 to the Mortgage Loan Participation Sale Agreement dated as of January 11, 2022, between Home Point Financial Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.

10.26†	Form of Restricted Stock Unit Award Notice and Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on May 7, 2021 and incorporated herein by reference).
10.27†	Form of Performance Stock Unit Award Notice and Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on May 7, 2021 and incorporated herein by reference).
21.1*	Subsidiaries of Home Point Capital Inc.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

HOME POINT CAPITAL INC.

Dated: March 17, 2022	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Newman	President, Chief Executive Officer and Director	March 17, 2022
William A. Newman	(Principal Executive Officer)
/s/ Mark E. Elbaum	Chief Financial Officer	March 17, 2022
Mark E. Elbaum	(Principal Financial Officer and Principal Accounting Officer)
/s/ Andrew J. Bon Salle	Chairperson of the Board of Directors	March 17, 2022
Andrew J. Bon Salle
/s/ Laurie S. Goodman	Director	March 17, 2022
Laurie S. Goodman
Director
Agha S. Khan
/s/ Stephen A. Levey	Director	March 17, 2022
Stephen A. Levey
/s/ Timothy R. Morse	Director	March 17, 2022
Timothy R. Morse
/s/ Eric L. Rosenzweig	Director	March 17, 2022
Eric L. Rosenzweig
/s/ Joanna E. Zabriskie	Director	March 17, 2022
Joanna E. Zabriskie