Form 10-Q
period 2022-03-31
Home Point Capital Inc.
filed 2022-05-12
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 10, 2022, the registrant had 138,311,875 shares of common stock, par value $0.0000000072 per share, outstanding.

i

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. Forward-looking statements are not guarantees of future performance, are based upon assumptions, and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 17, 2022 (our “2021 Annual Report”). Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others:
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
•difficult conditions or disruptions in the mortgage-backed securities (“MBS”), mortgage, real estate and financial markets;
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
•the impact of revised rules and regulations and enforcement of existing rules and regulations by the Consumer Financial Protection Bureau;
•the impact of revised rules and regulations and enforcement of existing rules and regulations by state regulatory agencies;
•our ability to comply with the Government-Sponsored Enterprises (“GSE”), FHA, U.S. Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”) guidelines and changes in these guidelines or GSE and Government National Mortgage Association (“Ginnie Mae”) guarantees;
•changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as Ginnie Mae, the FHA or the VA, the USDA, or GSEs such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or such changes that increase the cost of doing business with such entities;
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

Many of the important factors that will determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. You should refer to the risks and uncertainties listed under the heading “Risk Factors” in our 2021 Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$160,693	$170,987
Restricted cash	37,038	36,803
Cash and cash equivalents and Restricted cash	197,731	207,790
Mortgage loans held for sale (at fair value)	2,889,039	5,107,161
Mortgage servicing rights (at fair value)	1,490,224	1,525,103
Property and equipment, net	21,375	21,892
Accounts receivable, net	218,032	129,092
Derivative assets	183,461	84,385
Goodwill	10,789	10,789
Government National Mortgage Association loans eligible for repurchase	81,341	65,237
Assets held for sale	58,392	63,664
Other assets	48,593	43,228
Total assets	$5,198,977	$7,258,341
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$2,724,931	$4,718,658
Term debt and other borrowings, net	942,203	1,226,524
Accounts payable and accrued expenses	135,485	138,193
Government National Mortgage Association loans eligible for repurchase	81,341	65,237
Deferred tax liabilities	232,650	229,752
Derivative liabilities	219,366	26,736
Other liabilities	79,744	76,588
Total liabilities	4,415,720	6,481,688
Note 9 - Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (250,000,000 authorized shares, none issued and outstanding, $0.0000000072 par value per share)	—	—
Common stock (1,000,000,000 authorized shares, 139,424,176 and 139,326,953 shares issued and 138,962,486 and 139,326,953 shares outstanding as of March 31, 2022 and December 31, 2021, respectively, $0.0000000072 par value per share)	—	—
Additional paid-in capital	525,639	523,811
Retained earnings	259,131	252,842
Treasury stock	(1,513)	—
Total shareholders' equity	783,257	776,653
Total liabilities and shareholders' equity	$5,198,977	$7,258,341

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - dollars in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue:
Gain on loans, net	$45,404	$301,228
Loan fee income	19,904	44,115

Interest income	27,077	25,577
Interest expense	(33,095)	(32,935)
Interest expense, net	(6,018)	(7,358)
Loan servicing fees	81,064	70,338
Change in fair value of mortgage servicing rights	17,183	12,848
Other income	634	801
Total revenue, net	158,171	421,972
Expenses:
Compensation and benefits	89,432	153,642
Loan expense	9,015	17,695
Loan servicing expense	5,746	8,093
Production technology	4,865	9,285
General and administrative	19,671	26,237
Depreciation and amortization	2,687	2,761
Other expenses	5,296	9,336
Total expenses	136,712	227,049
Income before income tax	21,459	194,923
Income tax expense	(4,323)	(50,117)
(Loss) income from equity method investment	(5,272)	4,163
Net income	$11,864	$148,969

Earnings per share:
Basic	$0.09	$1.07
Diluted	$0.08	$1.07

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited - dollars in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2020	138,860,111	$—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Distributions to parent	—	—	—	(295,089)	(295,089)
Employee stock purchases (option exercise)	—	—	(1,028)	—	(1,028)
Equity-based compensation	—	—	1,779	—	1,779
Net income	—	—	—	148,969	148,969
Ending balance, March 31, 2021	138,860,111	$—	$520,261	$262,036	$782,297

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, December 31, 2021	139,326,953	$—	$523,811	$—	$252,842	$776,653
Stock repurchase	(461,690)	—	—	(1,513)	—	(1,513)
Distributions to shareholders	—	—	—	—	(5,575)	(5,575)
Employee stock purchases (option exercise)	97,223	—	122	—	—	122
Equity-based compensation	—	—	1,706	—	—	1,706
Net income	—	—	—	—	11,864	11,864
Ending balance, March 31, 2022	138,962,486	$—	$525,639	$(1,513)	$259,131	$783,257

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$11,864	$148,969
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	2,687	2,761
Amortization of debt issuance costs	846	802
Gain on loans, net	(45,404)	(301,228)
Provision for representation and warranty reserve	341	5,730
Equity-based compensation expense	1,706	1,779
Deferred income tax	2,898	43,783
Loss (income) from equity method investment	5,272	(4,163)
Distributions for mortgage loans held for sale	(12,739,933)	(31,055,708)
Proceeds from sale and payments of mortgage loans held for sale	14,505,325	29,001,344
Increase in fair value of mortgage servicing rights	(17,183)	(12,848)
Decrease in fair value of mortgage loans held for sale	132,031	75,790
(Increase) decrease in fair value of derivative assets	(99,076)	147,414
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(42,890)	(137,710)
Increase in other assets	(5,365)	(12,065)
Decrease in accounts payable and accrued expenses	(12,538)	(20,371)
Increase in other liabilities	195,445	209,166
Net cash provided by (used for) operating activities	1,896,026	(1,906,555)
Investing activities:
Purchases of property and equipment, net of disposals	(2,170)	(4,078)
Purchase of mortgage servicing rights	(8,588)	(4,817)
Proceeds from sale of mortgage servicing rights	390,532	—
Net cash provided by (used for) investing activities	379,774	(8,895)
Financing activities:
Proceeds from warehouse borrowings	13,207,385	31,135,000
Payments on warehouse borrowings	(15,201,111)	(29,292,983)
Proceeds from term debt borrowings	135,000	820,000
Payments on term debt borrowings	(420,000)	(335,000)
Proceeds from other borrowings	45,000	65,000
Payments on other borrowings	(45,000)	(105,000)
Payments of debt issuance costs	(167)	(11,387)
Employee stock purchases (option expense)	122	(1,028)
Common stock repurchases	(1,513)	—
Contributed capital from parent	—	192
Dividends paid to shareholders	(5,575)	—
Distributions to parent	—	(295,089)
Net cash (used for) provided by financing activities	(2,285,859)	1,979,705
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,059)	64,255
Cash, cash equivalents and restricted cash at beginning of period	207,790	196,893
Cash, cash equivalents and restricted cash at end of period	$197,731	$261,148
Supplemental disclosure:
Cash paid for interest	$42,409	$22,788
Cash received from tax refunds, net	$(1,307)	$(260)
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Amounts)
(unaudited)
Note 1 - Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC” or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships and its servicing operation. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation (“HPF”), a New Jersey corporation and a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the United States of America (“U.S.”). Home Point Asset Management LLC (“HPAM”), a Delaware limited liability company, is a wholly owned subsidiary of the Company and manages certain servicing assets. HPAM’s wholly owned subsidiary, Home Point Mortgage Acceptance Corporation (“HPMAC”), an Alabama Corporation, services residential real estate mortgage loans. Home Point Corporation Insurance Agency LLC (“HPCIA”), a Michigan limited liability company, is a wholly owned subsidiary of the Company that brokers home owner insurance policies.
Both HPF and HPMAC are approved sellers and servicers of one-to-four family first mortgages by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and are approved issuers by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) (collectively, the “Agencies”), and as such, HPF and HPMAC must meet certain Agency eligibility requirements.
Note 2 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements include the financial statements of HPC and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2021 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021.
All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
The Company reclassified gains and losses on MSR sales from Other income to the Change in fair value of mortgage servicing rights on the consolidated statement of operations. Prior periods have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires HPC to make estimates and assumptions about future events that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
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

Recently Adopted Accounting Pronouncements
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, eliminates particular exceptions related to the method for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This amendment is effective for annual periods beginning after December 15, 2021. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, subject to meeting certain criteria, provides optional expedients and exceptions related to applying U.S. GAAP to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. This guidance was effective upon issuance and allows application to contract changes as early as January 1, 2020. Subsequently, in 2021, the FASB issued ASU 2021-01, Reference Rate Reform, to further clarify and expand certain aspects of Topic 848. The Company is in the process of reviewing its derivative and hedging instruments that utilize LIBOR as the reference rate. The Company plans to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued for the Company and does not expect it to have a material impact on its consolidated financial statements.
Note 3 - Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale (“MLHS”) at fair value, by type:

	March 31, 2022
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$2,099,171	$(29,121)	$2,070,050
Government(2)	820,416	(1,619)	818,797
Reverse(3)	275	(83)	192
Total	$2,919,862	$(30,823)	$2,889,039

	December 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$4,206,099	$79,389	$4,285,488
Government(2)	799,579	21,902	821,481
Reverse(3)	275	(83)	192
Total	$5,005,953	$101,208	$5,107,161
(1)Conventional includes mortgage loans meeting the eligibility requirements to be sold to FNMA or FHLMC.
(2)Government includes mortgage loans meeting the eligibility requirements to be sold to GNMA (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
(3)Reverse loan presented in MLHS on the consolidated balance sheets as a result of a repurchase.
MLHS on nonaccrual status had $25.6 million and $26.1 million of unpaid principal balances and $21.3 million and $21.6 million estimated fair value, as of March 31, 2022 and December 31, 2021, respectively.
The Company had $2.9 billion in unpaid principal balance pledged to secure its mortgage warehouse line of credit as of March 31, 2022.
The following presents a reconciliation of the changes in MLHS to the amounts presented on the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Fair value at beginning of period	$5,107,161	$3,301,694
Mortgage loans originated and purchased	12,739,933	31,055,708
Proceeds on sales and payments received	(14,505,325)	(29,001,344)
Change in fair value	(132,031)	(75,790)
Loss on loans(1)	(320,699)	(89,007)
Fair value at end of period	$2,889,039	$5,191,261
(1)This line as presented on the consolidated statements of cash flows excludes originated mortgage servicing rights and mortgage servicing rights hedging.
Note 4 - Mortgage Servicing Rights
The Company sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold.
Mortgage Servicing Rights (“MSRs”) give the Company the contractual right to receive service fees and other remuneration in exchange for performing loan servicing functions on behalf of investors in mortgage loans and securities. Upon sale of a mortgage loan for which the Company retains the underlying servicing, an MSR asset is capitalized, which represents the current fair value of the future net cash flows that are expected to be realized for performing servicing activities.

The following presents an analysis of the changes in capitalized MSRs:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$1,525,103	$748,457
MSRs originated	208,741	294,357
MSRs purchased	8,588	4,817
MSRs sold	(480,244)	—
Changes in valuation model inputs	276,986	197,896
Change due to cash payoffs and principal amortization	(48,950)	(89,170)
Balance at end of period	$1,490,224	$1,156,357
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans):

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Ginnie Mae	$6,004,854	$5,602,582
Fannie Mae	53,896,653	70,174,987
Freddie Mac	42,050,005	52,547,588
Other	33,255	34,417
Total	$101,984,767	$128,359,574

MSR balance	$1,490,224	$1,525,103
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs:

	March 31, 2022	December 31, 2021
Discount rate	7.91%	8.68%
Weighted average prepayment speeds	6.30%	8.30%
The key assumptions used to estimate the fair value of the MSRs are discount rate and the Conditional Prepayment Rate (“CPR” or “prepayment speeds”). An increase in prepayment speeds generally has an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase. A decrease in prepayment speeds generally has a positive effect on the value of the MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties.
The following presents the impact on the fair value of the Company’s MSR portfolio when applying the following hypothetical data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
	(dollars in thousands)		(dollars in thousands)
March 31, 2022	$(70,667)	$(135,054)	$(44,813)	$(87,161)
December 31, 2021	$(66,885)	$(128,172)	$(56,278)	$(108,621)
The following presents information related to loans serviced:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Total unpaid principal balance	$104,432,037	$133,889,085
Loans 30-89 days delinquent	559,998	656,012
Loans delinquent 90 or more days or in foreclosure	738,301	777,650
The following presents components of Loan servicing fees as reported in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Contractual servicing fees	$80,763	$67,483
Late fees	1,125	1,142
Other	(824)	1,713
Total	$81,064	$70,338
The Company held for its customers $21.4 million and $19.9 million of escrow funds recorded in Other liabilities in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The Company reported $53.5 million loss on MSR sales in the Change in fair value of mortgage servicing rights in the condensed consolidated statement of operations for the three months ended March 31, 2022. The Company reported $37.0 million gain on MSR sales in the Other income in the consolidated statement of operations for the year ended December 31, 2021.

Note 5 - Derivative Financial Instruments
The following presents the outstanding notional amounts and fair values of derivative instruments not designated as hedging instruments:

	March 31, 2022
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$6,070,500	$97,691	$2,797
Interest rate lock commitments	5,366,027	12,141	45,458
Forward purchase contracts	390,000	177	8,799
Interest rate swap futures contracts	1,400,000	—	5,716
Treasury futures purchase contracts	700,000	—	32,725
Margin		73,452	123,871
Total		$183,461	$219,366

	December 31, 2021
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$7,819,802	$6,969	$8,242
Interest rate lock commitments	6,068,763	29,887	2,843
Forward purchase contracts	1,521,000	3,031	281
Interest rate swap futures contracts	1,540,000	25,313	5,662
Treasury futures purchase contracts	4,720,000	111	—
Margin		19,074	9,708
Total		$84,385	$26,736

The following presents the recorded gain (loss) on derivative financial instruments:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Forward sale contracts	$(60,753)	$180,554
Interest rate lock commitments	88,668	(239,588)
Forward purchase contracts	(3,872)	(21,387)
Interest rate swap and Treasury futures purchase contracts	$(118,352)	$(70,655)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties for the three months ended March 31, 2022 and 2021.
The following presents a summary of derivative assets and liabilities and related netting amounts:

	March 31, 2022
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$97,691	$(2,797)	$(72,926)	$21,968
Forward purchase contracts	177	—	(177)	—
Interest rate swap and Treasury futures purchase contracts	—	—	—	—
Liabilities:
Forward sale contracts	(2,797)	2,797	—	—
Forward purchase contracts	(8,799)	—	7,547	(1,252)
Interest rate swap and Treasury futures purchase contracts	(38,441)	—	38,441	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	12,141	—	—	12,141
Liabilities:
Interest rate lock commitments	(45,458)	—	—	(45,458)
Total derivatives
Assets	$110,009	$(2,797)	$(73,103)	$34,109
Liabilities	$(95,495)	$2,797	$45,988	$(46,710)

	December 31, 2021
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$6,969	$(4,886)	$(1,272)	$811
Forward purchase contracts	3,031	(258)	(2,627)	146
Interest rate swap and Treasury futures purchase contracts	25,424	(5,662)	—	19,762
Liabilities:
Forward sale contracts	(8,242)	4,886	1,252	(2,104)
Forward purchase contracts	(281)	258	—	(23)
Interest rate swap and Treasury futures purchase contracts	(5,662)	5,662	—	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	29,887	—	—	29,887
Liabilities:
Interest rate lock commitments	(2,843)	—	—	(2,843)
Total derivatives
Assets	$65,311	$(10,806)	$(3,899)	$50,606
Liabilities	$(17,028)	$10,806	$1,252	$(4,970)
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
For information on the determination of fair value, refer to Note 12 - Fair Value Measurements.
Note 6 - Accounts Receivable, net
The following presents principal categories of Accounts receivable, net:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Pair off receivable	$72,282	$3,738
Servicing sale receivable	60,380	14,364
Servicing advance receivable	56,849	71,884
Servicing advance reserve	(2,875)	(4,207)
Agency receivable	15,393	20,184
Income tax receivable	8,449	11,181
Servicing receivable-general	1,688	359
Warehouse receivable	1,055	1,934
Interest on servicing deposits	185	464
Other	4,626	9,191
Total	$218,032	$129,092
As part of managing the Company’s servicing advances, servicing advance reserve is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.

The following presents changes to the servicing advance reserve:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Servicing advance reserve at beginning of period	$(4,207)	$(8,380)
Additions	(7,517)	(1,343)
Charge-offs	8,849	974
Servicing advance reserve at end of period	$(2,875)	$(8,749)
Note 7 - Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $6.6 billion and $7.5 billion as of March 31, 2022 and December 31, 2021, respectively. The Company had $3.9 billion and $2.8 billion of unused capacity under its warehouse lines of credit as of March 31, 2022 and December 31, 2021, respectively.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	March 31, 2022
		(dollars in thousands)
$700 million Warehouse Facility	August 2022	$346,312
$450 million Warehouse Facility	September 2022	50,643
$500 million Warehouse Facility	September 2022	173,128
$500 million Warehouse Facility	September 2022	161,706
$1,200 million Warehouse Facility	February 2023	329,956
$500 million Warehouse Facility	March 2023	262,955
$400 million Warehouse Facility	March 2023	275,781
$325 million Warehouse Facility	March 2023	264,389
$1,200 million Warehouse Facility	May 2023	349,505
$88.5 million Warehouse Facility	Evergreen	10,850
$550 million Warehouse Facility	Evergreen	311,164
Gestation Warehouse Facility	Evergreen	188,542
Early Funding(1)		—
Total		$2,724,931

	Maturity Date	December 31, 2021
		(dollars in thousands)
$1,200 million Warehouse Facility[2]	February 2022	$604,421
$500 million Warehouse Facility[2]	March 2022	335,509
$500 million Warehouse Facility[2]	March 2022	381,087
$1,000 million Warehouse Facility	August 2022	716,802
$450 million Warehouse Facility	September 2022	277,060
$500 million Warehouse Facility	September 2022	339,521
$500 million Warehouse Facility	September 2022	375,381
$500 million Warehouse Facility	March 2023	309,898
$1,500 million Warehouse Facility	May 2023	731,132
$88.5 million Warehouse Facility	Evergreen	11,409
$550 million Warehouse Facility	Evergreen	363,959
Gestation Warehouse Facility	Evergreen	179,360
Early Funding(1)		93,119
Total		$4,718,658
(1)In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
(2)Maturity Dates in this table are as of December 31, 2021. These Warehouse Facilities have been renewed as reflected in the table above.
The Company’s warehouse facilities’ variable interest rates are calculated using an index rate generally tied to either (a) 1-month LIBOR or (b) a Secured Overnight Financing Rate (“SOFR”); plus applicable interest rate margins, with varying index interest and interest rate margin floors. The weighted average interest rate for the Company’s warehouse facilities was 2.26% and 2.36% as of March 31, 2022 and December 31, 2021, respectively. The Company’s borrowings are 100% secured by MLHS at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth among others. In March 2022, the Company’s warehouse lines that contain profitability covenants were amended to allow for a net loss under such covenants for the three months ended March 31, 2022. The Company was in compliance with all warehouse facility covenants as of March 31, 2022.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.
Note 8 - Term Debt and Other Borrowings, net
The following presents the Company’s term debt and other borrowings, net:

	Maturity Date	Collateral	March 31, 2022	December 31, 2021
			(dollars in thousands)
$1.0 billion MSR Facility	May 2025	MSRs	$400,000	$685,000
$550 million Senior Notes	February 2026	Unsecured	550,000	550,000
$90 million Servicing Advance Facility	May 2022	Servicing Advances	3,250	3,250
$35 million Operating Line of Credit	May 2022	Mortgage loans	1,000	1,000
Gross			954,250	1,239,250
Debt issuance costs			(12,047)	(12,726)
Total			$942,203	$1,226,524
The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”), which is comprised of $650.0 million of committed capacity and $350.0 million of uncommitted capacity and is collateralized by the Company’s FNMA, FHLMC, and GNMA MSRs. Interest on the MSR Facility is based on 3-Month LIBOR or SOFR; plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying MSRs. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of March 31, 2022, the Company was in compliance with all covenants under the MSR Facility.

In January 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
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
The Company has a $90.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of 1-month LIBOR plus a margin and an advance rate ranging from 85.0-95.0%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of March 31, 2022, the Company was in compliance with all covenants under the servicing advance facility.
The Company also has a $35.0 million operating line, with an interest rate based on the Prime Rate.
The Company had total available capacity of $449.9 million and $45.5 million for its MSR Facility and servicing advance facility, respectively as of March 31, 2022. The Company has no available capacity for its operating line of credit as of March 31, 2022.
Note 9 - Commitments and Contingencies
Commitments to Extend Credit
The Company’s Interest rate lock commitments (“IRLCs”) expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $5.4 billion and $6.1 billion as of March 31, 2022 and December 31, 2021, respectively.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the three months ended March 31, 2022 and 2021 and is not currently required to pay any such penalties or fines.
Note 10 - Regulatory Net Worth Requirements
The Company is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which govern non-supervised, direct endorsement mortgagees. The Company is also subject to regulatory capital requirements administered by Ginnie Mae, Fannie Mae, and Freddie Mac, which govern issuers of Ginnie Mae, Fannie Mae, and Freddie Mac securities. Additionally, the Company is required to maintain minimum net worth requirements; these range from $0 to $1,000, depending on the state.
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
The Company is subject to the following minimum net worth, minimum capital ratio, and minimum liquidity requirements established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers:

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
Minimum Capital Ratio
For Fannie Mae, Freddie Mac, and Ginnie Mae, the Company is also required to hold a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6.0%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency servicing, measured as 90 plus day delinquencies, in excess of 6.0% of the total Agency servicing UPB.
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of the Company’s outstanding single-family MBS.
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $251.0 million and $326.3 million as of March 31, 2022 and December 31, 2021, respectively.
The Company is in compliance with all minimum requirements to which it was subject as of March 31, 2022.
Note 11 - Representation and Warranty Reserve
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
The following presents the activity of the outstanding repurchase reserve:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Repurchase reserve at beginning of period	$24,577	$18,080
Additions	3,951	6,593
Charge-offs	(3,610)	(863)
Repurchase reserve at end of period	$24,918	$23,810

Note 12 - Fair Value Measurements
The Company uses fair value measurements to record certain assets and liabilities at fair value on a recurring basis, such as MSRs, derivatives, MLHS and Early buyout loans (“EBOs”). The Company has elected fair value accounting for loans held for sale and MSRs to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.
The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Mortgage loans held for sale. The majority of the Company's MLHS at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's MLHS consist of loans repurchased from the Government-Sponsored Enterprises (“GSEs”) that have subsequently been deemed to be non-saleable to GSEs and Ginnie Mae when certain representations and warranties are breached. These loans, however, are saleable to other entities and are classified on the consolidated balance sheets as Mortgage loans held for sale. These repurchased loans are considered Level 3 and are valued based on recent sales prices of similar loans.
Interest rate lock commitments. The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The average pull-through rate for IRLCs was 87.2% and 86.1%as of March 31, 2022 and December 31, 2021, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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

Mortgage Servicing Rights: The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a quarterly basis to support the reasonableness of the fair value estimate. Key assumptions used in measuring the fair value of MSRs include, but are not limited to, discount rates and prepayment speeds. Other assumptions such as delinquencies, and cost to service are also considered resulting in a Level 3 classification.
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$2,871,263	$17,776	$2,889,039
Interest rate lock commitments	—	—	12,141	12,141
Forward sale contracts	—	97,691	—	97,691
Forward purchase contracts	—	177	—	177
Mortgage servicing rights	—	—	1,490,224	1,490,224
Total	$—	$2,969,131	$1,520,141	$4,489,272
Liabilities:
Interest rate lock commitments	$—	$—	$45,458	$45,458
Forward sale contracts	—	2,797	—	2,797
Forward purchase contracts	—	8,799	—	8,799
Interest rate swap futures contracts	—	5,716	—	5,716
Treasury futures purchase contracts	32,725	—	—	32,725
Total	$32,725	$17,312	$45,458	$95,495

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$5,086,943	$20,218	$5,107,161
Interest rate lock commitments	—	—	29,887	29,887
Forward sale contracts	—	6,969	—	6,969
Forward purchase contracts	—	3,031	—	3,031
Interest rate swap futures contracts	—	111	—	111
Treasury futures purchase contracts	25,313	—	—	25,313
Mortgage servicing rights	—	—	1,525,103	1,525,103
Total	$25,313	$5,097,054	$1,575,208	$6,697,575
Liabilities:
Interest rate lock commitments	$—	$—	$2,843	$2,843
Forward sale contracts	—	8,242	—	8,242
Forward purchase contracts	—	281	—	281
Interest rate swap futures contracts	—	5,662	—	5,662
Total	$—	$14,185	$2,843	$17,028

The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2022
	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at beginning of period	$1,525,103	$29,887	$20,218
Purchases, sales, issuances, contributions, and settlements	(262,915)	—	(1,564)
Change in fair value	228,036	(17,746)	(52)
Transfers out(1)	—	—	(826)
Balance at end of period	$1,490,224	$12,141	$17,776

	Three Months Ended March 31, 2021
	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at beginning of period	$748,457	$257,785	$44,374
Purchases, sales, issuances, contributions, and settlements	299,174	—	41
Change in fair value	108,726	(237,592)	(247)
Transfers in(1)	—	—	1,410
Balance at end of period	$1,156,357	$20,193	$44,168
(1)Transfers in (out) represents transfers between Levels 2 and 3, and reclassifications to Real estate owned (“REO”), foreclosure or claims.
The following presents the fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
	(dollars in thousands)
March 31, 2022	$2,889,039	$2,919,862	$(30,823)
December 31, 2021	$5,107,161	$5,005,069	$102,092
(1)Represents the amount of gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

	March 31, 2022
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	7.8% - 12.2%	7.9%
	Prepayment speeds	6.2% - 8.9%	6.3%
Interest rate lock commitments	Pull-through rate	49% - 100%	87.2%
Mortgage loans held for sale	Investor pricing	70.0% - 102.4%	90.6%

	December 31, 2021
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.7%
	Prepayment speeds	6.9% - 11.6%	8.3%
Interest rate lock commitments	Pull-through rate	49.8% - 100.0%	86.1%
Mortgage loans held for sale	Investor pricing	70.0% - 104.1%	91.3%

Fair Value of Other Financial Instruments: All financial instruments were either recorded at fair value or the carrying value approximated fair value as of March 31, 2022 and December 31, 2021. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. The Senior Notes had a carrying value of $550.0 million and $550.0 million and an estimated fair value of $450.6 million and $506.4 million as of March 31, 2022 and December 31, 2021, respectively. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the re-repricing of collateral.
Note 13 - Equity-based Compensation
On January 21, 2021, the Company’s board of directors approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under the Home Point Capital LP (“HPLP”) 2015 Option Plan (the “2015 Option Plan”), which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan is the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains both time-vesting service criteria and performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
Prior to the consummation of the merger in connection with the IPO, the 2015 Option Plan governed awards of stock options to key persons conducting business for HPLP and its direct and indirect subsidiaries, including the Company. The 2015 Option Plan allowed awards in the form of options that are exercisable into common units of HPLP. In connection with the IPO, all outstanding options under the 2015 Option Plan were canceled and “substitute options” were granted under the 2021 Plan. The exercise price and number of shares of common stock of the substitute options result in the same (subject to rounding) intrinsic value as the outstanding options granted under the 2015 Option Plan.
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
The following presents the summary of the Company’s RSU activity:

	Three Months Ended March 31, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	367,991	$10.18
Granted	211,079	3.79
Outstanding at end of period	579,070	$7.85
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s board of directors who are not affiliated with Stone Point Capital LLC will vest at the next annual meeting of stockholders following the grant date. The Company recognized $0.2 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statement of operations for the three months ended March 31, 2022.
Performance Stock Units
Performance stock units (“PSUs”) are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of a three-year performance period. The Company also estimates the number of shares expected to vest, which is based on management’s determination of the probable outcome of the Performance Condition (as defined below), which requires considerable judgment. The Company records a cumulative adjustment in periods in which the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the Performance Condition. The PSUs will become earned based on the level of achievement of the Company’s average return on equity over a three-year performance period (the “Performance Condition”). The number of earned PSUs can range from 0% to 150% of the number of PSUs granted, depending on continued service with the Company and the extent to which the Performance Condition has been achieved at the end of the performance period. The PSUs will be credited with dividend equivalent payments, as provided in Section 13(c)(iii) of the 2021 Plan.
The following table presents the summary of the Company’s PSU activity:

	Three Months Ended March 31, 2022
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	238,347	$9.44
Granted	131,924	3.79
Outstanding at end of period	370,271	$7.43
The Company did not recognize any compensation expense related to PSUs for the three months ended March 31, 2022.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. The Company recognized $1.7 million and $1.8 million of compensation expense related to stock options within Compensation and benefits expense on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $68.6 million as of March 31, 2022, which is expected to vest and get recognized over a weighted-average period of 6.12 years. The unrecognized compensation expense was $15.0 million for the three months ended March 31, 2021. The number of options vested and exercisable was 2,225,337 and the weighted-average exercise price of the options exercisable was $3.87 as of March 31, 2022.
The following presents the summary of the Company’s stock option activity under the 2021 Plan:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	11,751,031	$4.45	6.87	$8.38
Granted	337,043	1.81	4.34	9.79
Exercised	(146,181)	1.86	4.22	9.81
Forfeited	(93,563)	1.91	0.02	9.64
Expired	(26,963)	1.64	—	10.00
Outstanding at end of period	11,821,367	$4.43	6.46	$8.39
The following presents the summary of the Company’s non-vested activity under the 2021 Plan:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	9,627,033	$8.19
Granted	337,043	9.79
Vested	(101,339)	8.76
Exercised	(146,181)	9.81
Forfeited	(93,563)	9.64
Expired	(26,963)	10.00
Non-vested at end of period	9,596,030	$8.31

The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted:

March 31, 2022
Expected life (in years)	8.26
Risk-free interest rate	0.56 - 3.0%
Expected volatility	24.9%
Dividend yield	—
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0%-10.4% and 0%-10.0% as of March 31, 2022 and December 31, 2021, respectively.
Note 14 - Earnings Per Share
Earnings per share (“EPS”) is calculated and presented in the consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is calculated by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. There are 139.2 million and 138.9 million weighted average shares outstanding for the three months ended March 31, 2022 and 2021, respectively. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued and exercised. 1.4 million and 0.8 million shares were considered to be dilutive for the three months ended March 31, 2022 and 2021, respectively.
The following presents the calculation of the basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except share and per share amounts )
Net income	$11,864	$148,969

Numerator:
Net income attributable to common shareholders	$11,864	$148,969
Add: Reallocation of net income attributable to dilutive impact of share-based compensation awards	—	—
Net income attributable to Home Point - diluted	$11,864	$148,969

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	139,171	138,911
Add: Common stock issued upon vesting of RSUs	—	—
Add: Common stock issued upon exercise of stock options	1,408	823
Weighted average shares of common stock outstanding - diluted	140,579	139,734

Earnings per share of common stock outstanding - basic	$0.09	$1.07
Earnings per share of common stock outstanding - diluted	$0.08	$1.07

Note 15 - Shareholders’ Equity and Equity Method Investment
Common Stock Repurchases
On February 24, 2022, the Company’s board of directors approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 (the “Stock Repurchase Program”). Repurchases under the Stock Repurchase Program may be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company repurchased 461,690 shares of Common Stock at an aggregate price of $1.5 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program as of March 31, 2022.
Treasury Stock
The Company held 461,690 and no shares of common stock in treasury as of March 31, 2022 and December 31, 2021, respectively. The Company values shares of common stock held in treasury at cost.
Equity Method Investment
The Company holds an equity method investment in Longbridge Financial, LLC (“Longbridge”) through a 49.6% voting ownership interest, which is the only equity method investment held by the Company. The investment was initially recognized at cost and is adjusted for HPC’s share of Longbridge’s earnings or losses, contributions or distributions. HPC had a net investment of $58.4 million and $63.7 million in Longbridge as of March 31, 2022 and December 31, 2021, respectively. The Company has made the decision to sell its investment in Longbridge and expects the sale to close in the second quarter of 2022. The Company’s investment in Longbridge is classified as Assets Held for Sale as of March 31, 2022 and December 31, 2021.
The following presents condensed financial information of Longbridge:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Total assets	$7,205,432	$6,727,807
Total liabilities	7,092,608	6,604,351

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$(57,741)	$38,536
Net (loss) income	(10,651)	12,526
Net (loss) income attributable to the Company	(5,272)	4,163
Note 16 - Income Taxes
The Company’s effective income tax rate was 20.1% and 25.7% for the three months ended March 31, 2022 and 2021, respectively, compared to the statutory rate of 21.0%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investment, state taxes, uncertain tax positions, and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity and non-deductible transaction costs. Total provision for income taxes was $4.3 million and $50.1 million for the three months ended March 31, 2022 and 2021, respectively.
Note 17 - Segments
Management has organized the Company into two reportable segments based primarily on its services as follows: (1) Origination and (2) Servicing. Each reportable segment has discrete financial information evaluated regularly by the chief operating decision maker (“CODM”) in monitoring performance, allocating capital and making strategic and operational decisions that align with the Company and its internal operations. The Origination segment consists of a combination of retail and third-party loan production options. The Servicing segment performs loan servicing for both newly originated loans the Company is holding for sale and loans the Company services for others.
Origination
In the Origination segment, the Company originates residential real estate mortgage loans in the U.S. through the consumer direct third party originations, and correspondent channels that offer a variety of loan programs that support the financial needs of the borrowers. In each of the channels, the Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price at which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held for sale or securitization are also included in the revenue for this segment.

Servicing
In the Servicing segment, the Company generates revenue through contractual fees earned by performing daily administrative and management activities for mortgage loans. These activities include collecting loan payments, remitting payments to investors, sending monthly statements, managing escrow accounts, servicing delinquent loan work-outs, and managing and disposing of foreclosed properties. Servicing of the Company’s customers was primarily conducted in-house as of March 31, 2022. In February 2022, the Company entered into an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying the Company’s MSRs. ServiceMac is expected to begin subservicing loans for the Company in the second quarter of 2022.
Other Information About the Company’s Segments
The Company's CODM evaluates performance, makes operating decisions, and allocates resources based on the Company's contribution margin. Contribution margin is the Company’s measure of profitability for its two reportable segments. Contribution margin is defined as revenue from Gain on loans, net, Loan fee income, Loan servicing fees, Change in fair value of MSRs, Interest income, and Other income (which includes Income from equity method investment) adjusted for the change in fair value attributable to valuation assumptions of MSRs and less directly attributable expenses. Directly attributable expenses include salaries, commissions and associate benefits, general and administrative expenses, and other expenses, such as servicing and origination costs. Direct operating expenses driven by the activities of the segments are included in the respective segments.
The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. The balance sheet is managed on a consolidated basis and is not used in the context of segment reporting. Additionally, the Company does not enter into transactions between its reportable segments.
The Company also reports an “All Other” category that includes unallocated corporate expenses, such as IT, finance, and human resources. These operations are neither significant individually or in aggregate and therefore do not constitute a reportable segment.
The following presents the key operating data for our business segments:

	Three Months Ended March 31, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$45,404	$—	$45,404	$—	$45,404	$—	$45,404
Loan fee income	19,904	—	19,904	—	19,904	—	19,904
Loan servicing fees	—	81,064	81,064	—	81,064	—	81,064
Change in fair value of mortgage servicing rights	—	17,183	17,183	—	17,183	—	17,183
Interest income (expense), net	7,456	706	8,162	(14,180)	(6,018)	—	(6,018)
Other income (expense)	—	—	—	(4,638)	(4,638)	5,272	634
Total	$72,764	$98,953	$171,717	$(18,818)	$152,899	$5,272	$158,171
Contribution margin	$(8,390)	$83,234	$74,844	$(58,657)	$16,187
(1)The Company includes the (income) loss from its equity method investment in the All Other segment. Therefore, it must be removed to reconcile to Total revenue, net on the condensed consolidated statements of operations.

	Three Months Ended March 31, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$301,228	$—	$301,228	$—	$301,228	$—	$301,228
Loan fee income	44,115	—	44,115	—	44,115	—	44,115
Loan servicing fees	—	70,338	70,338	—	70,338	—	70,338
Change in fair value of mortgage servicing rights	—	12,848	12,848	—	12,848	—	12,848
Interest income (expense), net	1,288	252	1,540	(8,898)	(7,358)	—	(7,358)
Other income	—	128	128	4,836	4,964	(4,163)	801
Total	$346,631	$83,566	$430,197	$(4,062)	$426,135	$(4,163)	$421,972
Contribution margin	$187,262	$64,844	$252,106	$(53,021)	$199,085
(1)The Company includes the (income) loss from its equity method investments in the All Other segment. In order to reconcile to Total revenue, net on the condensed consolidated statements of operations, it must be removed as is presented above.
The following presents a reconciliation of contribution margin to consolidated U.S. GAAP Income before income tax:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Income before income tax	$21,459	$194,923
(Loss) income from equity method investment	(5,272)	4,163
Contribution margin, excluding change in MSRs due to valuation assumption	$16,187	$199,086
Note 18 - Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include valuation of MSRs, insurance brokerage services, loan review and tax payment services for certain loan originations. The Company recorded $16.1 million and $6.3 million expenses for products, services, and other transactions in Loan expense, Loan servicing expense, Production technology, General and administrative and Other expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Note 19 - Subsequent Events
Definitive Agreement to Sell Correspondent Channel Assets
On April 29, 2022, HPF entered into a definitive agreement to sell certain assets of HPF’s delegated correspondent channel (the “Correspondent Channel Transaction”) to Planet Home Lending, LLC (“Planet”) for $2.5 million in cash, plus an earnout payment based on certain of Planet’s correspondent origination volume during the two-year period commencing on the closing date of the Correspondent Channel Transaction. The Correspondent Chanel Transaction is expected to close in the second quarter of 2022, subject to customary closing conditions.
MSR Facility Amendment
On April 29, 2022, the Company entered into an amendment to the MSR facility that, among other things, reduced the committed capacity to $500.0 million, while maintaining the aggregate facility amount of $1.0 billion. The amendment also replaced the LIBOR based interest rate with SOFR, plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying MSRs.
Sale of Mortgage Servicing Rights
On May 3, 2022, the Company completed the sale of servicing rights relating to certain single family mortgage loans serviced for Fannie Mae and Freddie Mac with an aggregate unpaid principal balance of approximately $16.1 billion to an approved Agency seller and servicer. The total purchase price for the servicing rights was approximately $204.2 million, which is subject to certain customary holdbacks and adjustments. The sale represents approximately 12.5% of the Company’s total mortgage servicing portfolio as of March 31, 2022. The Agencies consented to the transfer of the servicing rights.
Dividend Payment
Home Point Capital’s board of directors has declared a cash dividend of $0.04 per share for the first quarter of 2022, payable on or about June 7, 2022 to all stockholders of record at the close of business on May 24, 2022.
Common Stock Repurchases
From April 1, 2022 through May 10, 2022, the Company repurchased shares of Common Stock at an aggregate price of approximately $1.9 million, excluding commissions and fees, through market purchase transactions under the Stock Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements our management’s discussion and analysis for the year ended December 31, 2021 as contained in our 2021 Annual Report, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our 2021 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Note on Forward-Looking Statements” in this Report .
Data as of and for the three months ended March 31, 2022 and March 31, 2021, have been derived from our condensed consolidated financial statements included elsewhere in this Report.
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
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with 8,376 partnering independent mortgage brokerages (“Broker Partners”) to reach our end-borrower customers. Through our Wholesale channel, we propel the success of our Broker Partners through a combination of full service, localized sales coverage, and an efficient loan fulfillment process supported by our fully integrated technology platform. In our Correspondent channel, we purchase closed and funded mortgages from a trusted network of 669 correspondent sellers (“Correspondent Partners”). In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our approximately 349 thousand servicing customers, with the ultimate objective of securing them as a Customer for Life. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac is expected to begin subservicing loans for us in the second quarter of 2022. Once ServiceMac begins subservicing loans for us, they will perform servicing functions on our behalf, but we will continue to hold the MSRs. We expect that our relationship with ServiceMac will allow us to maintain a leaner cost structure with a greater variable component and will provide greater flexibility when strategically selling certain non-core MSRs. The number of our servicing portfolio customers was 349 thousand and 426 thousand, while the unpaid principal balance (“UPB”) was $104.4 billion and $133.9 billion as of March 31, 2022 and December 31, 2021, respectively.
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2021.
Three months ended March 31, 2022 Compared to Three Months Ended March 31, 2021 Summary
We generated $158.2 million of total revenue, net for the three months ended March 31, 2022 compared to $422.0 million of total revenue, net for the three months ended March 31, 2021. We generated $11.9 million of net income for the three months ended March 31, 2022 compared to $149.0 million of net income for the three months ended March 31, 2021. We generated $86.8 million of Adjusted revenue for the three months ended March 31, 2022 compared to $324.1 million for the three months ended March 31, 2021. We had $40.9 million of Adjusted net loss for the three months ended March 31, 2022 compared to $73.2 million Adjusted net income for the three months ended March 31, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
We originated $12.6 billion of mortgage loans for the three months ended March 31, 2022 compared to $29.4 billion for the three months ended March 31, 2021, representing a decrease of $16.8 billion or 57.3%. Our MSR Servicing Portfolio was $102.0 billion as of March 31, 2022 compared to $128.4 billion as of December 31, 2021. Year-over-year decreases were due to rising interest rates and increased competition in the industry. Our gain on sale margins also decreased 89 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 90 basis points from March 31, 2021 to March 31, 2022. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease, which also increases competition, resulting in lower gain on sale margins. However, when rates increase, we experience lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of 8,376 Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated contribution margin of $(8.4) million and $187.3 million for the three months ended March 31, 2022 and 2021, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell MSRs. Our Servicing segment generated Contribution margins of $83.2 million and $64.8 million for the three months ended March 31, 2022 and 2021, respectively.
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
Our Origination volume is impacted by broader residential real estate market conditions and the general economy. Housing affordability, availability and general economic conditions influence the demand for our products. Housing affordability and availability are impacted by mortgage interest rates, availability of funds to finance purchases, availability of alternative investment products and the relative relationship of supply and demand. General economic conditions are impacted by unemployment rates, changes in real wages, inflation, consumer confidence, seasonality and the overall economic environment. Recent market conditions, such as rising interest rates, high inflation and home price appreciation due to limited housing supply, have led to a decrease in the affordability index and negatively impacted Origination volume. These trends are partially offset by the effects of strong employment market with continuing wage growth.
Changes in Interest Rates
Origination volume is impacted by changes in interest rates. Decreasing interest rates tend to increase the volume of purchase loan origination and refinancing whereas increasing interest rates tend to decrease the volume of purchase loan origination and refinancing.
Changes in interest rates impact the value of interest rate lock commitments and loans held for sale. Interest rate lock commitments represent an agreement to extend credit to a customer whereby the interest rate is set prior to the loan funding. These commitments bind us to fund the loan at a specified rate. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of interest rate lock commitments and loans held for sale inventory fluctuates with changes in interest rates; for example, if we enter into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, the value of our interest rate lock commitment will decrease.
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
Early 2021 had a falling interest rate environment. In the second half of 2021, interest rates started to rise, which continued into early 2022. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our two principal sources of revenue, mortgage origination and mortgage loan servicing, create a natural hedge against changes in the interest rate environment. Additionally, to mitigate the interest rate risk impact, we employ economic hedging strategies. Our economic hedging strategies allow us to protect our investment and help us manage our liquidity through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.

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
Origination Segment KPIs
The following presents key performance indicators for our business:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Origination Volume by Channel
Wholesale	$9,317,701	$19,668,264
Correspondent	2,733,301	8,243,380
Direct	504,071	1,514,287
Origination volume	$12,555,073	$29,425,931

Fallout Adjusted (“FOA”) Lock Volume by Channel
Wholesale	$9,563,708	$16,139,923
Correspondent	2,610,843	6,673,059
Direct	414,570	739,796
FOA Lock Volume	$12,589,121	$23,552,778

Gain on sale margin by Channel
Wholesale	$62,586	$245,050
Correspondent	3,450	22,162
Direct	10,697	26,758
Gain on sale margin attributable to channels	76,733	293,970
Other (loss) gain on sale(a)	(3,969)	52,653
Total gain on sale margin(b)	$72,764	$346,623

Gain on sale margin by Channel (bps)
Wholesale	65	152
Correspondent	13	33
Direct	258	362
Gain on sale margin attributable to channels	61	125
Other (loss) gain on sale(a)	(3)	22
Total gain on sale margin(b)	58	147

Market Share
Overall share of origination market(c)	2.0%	2.2%
Share of wholesale channel(d)	9.7%	10.4%

Origination Volume by Purpose
Purchase	44.4%	20.4%
Refinance	55.6%	79.6%

Third Party Partners
Number of Broker Partners(e)	8,376	6,023
Number of Correspondent Partners(f)	669	620
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
(c) Overall share of origination market share data for March 31, 2022 is as of December 31, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of March 31, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d) Share of wholesale channel for March 31, 2022 is as of December 31, 2021 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of March 31, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.

(e) Number of Broker Partners with whom the Company sources loans.
(f) Number of Correspondent Partners from whom the Company purchases loans.
Servicing Segment KPIs
The following presents key performance indicators for our business:

	March 31,
	2022	2021
	(dollars in thousands)
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$101,984,767	$105,821,372
MSR Servicing Portfolio - Units(b)	349,261	396,641

60 days or more delinquent(c)	0.8%	2.7%

MSR Portfolio
MSR multiple(d)	5.57	3.84
Weighted Average Note Rate (e)	3.00%	3.19%
(a) The unpaid principal balance of loans we service on behalf of Ginnie Mae, Fannie Mae, Freddie Mae and others, at period end.
(b) Number of loans in our capitalized servicing portfolio at period end.
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
Adjusted revenue. We define Adjusted revenue as Total net revenue exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs hedge, and adjusted for Income from equity method investment.
Adjusted net income. We define Adjusted net income as Net income exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.
The non-GAAP information presented below should be read in conjunction with the Company’s consolidated financial statements and the related notes.
The following presents a reconciliation of Adjusted revenue and Adjusted net income to the nearest U.S. GAAP financial measures of Total revenue, net and Net income, as applicable:

Reconciliation of Adjusted Revenue to Total Revenue, Net

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Total revenue, net	$158,171	$421,972
(Loss) income from equity method investment	(5,272)	4,163
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(66,133)	(102,018)
Adjusted revenue	$86,766	$324,117
Reconciliation of Adjusted Net Income to Total Net Income

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net income	$11,864	$148,969
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(66,133)	(102,018)
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	13,323	26,230
Adjusted net (loss) income	$(40,946)	$73,181
(a)MSR fair value changes due to valuation inputs and assumptions are measured using a stochastic discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to Note 4 - Mortgage Servicing Rights to our condensed consolidated financial statements included elsewhere in this Report. We exclude changes in fair value of MSRs (due to inputs and assumptions), net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full.
(b)The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income (loss) before income tax.

Results of Operations — Three Months Ended March 31, 2022 and 2021
Consolidated Results of Operations
The following presents certain consolidated financial data:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$45,404	$301,228	$(255,824)	(84.9%)
Loan fee income	19,904	44,115	(24,211)	(54.9%)

Interest income	27,077	25,577	1,500	5.9%
Interest expense	(33,095)	(32,935)	(160)	0.5%
Interest expense, net	(6,018)	(7,358)	1,340	(18.2%)
Loan servicing fees	81,064	70,338	10,726	15.2%
Change in fair value of mortgage servicing rights	17,183	12,848	4,335	33.7%
Other income	634	801	(167)	(20.8)%
Total revenue, net	158,171	421,972	(263,801)	(62.5%)
Expenses:
Compensation and benefits	89,432	153,642	(64,210)	(41.8%)
Loan expense	9,015	17,695	(8,680)	(49.1%)
Loan servicing expense	5,746	8,093	(2,347)	(29.0%)
Production technology	4,865	9,285	(4,420)	(47.6%)
General and administrative	19,671	26,237	(6,566)	(25.0%)
Depreciation and amortization	2,687	2,761	(74)	(2.7)%
Other expenses	5,296	9,336	(4,040)	(43.3%)
Total expenses	136,712	227,049	(90,337)	(39.8%)
Income before income tax	21,459	194,923	(173,464)	(89.0%)
Income tax expense	(4,323)	(50,117)	45,794	(91.4%)
(Loss) income from equity method investment	(5,272)	4,163	(9,435)	(226.6%)
Net income	$11,864	$148,969	$(228,693)	(153.5%)
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following presents certain financial data for the Origination segment:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$45,404	$301,228	$(255,824)	(84.9)%
Loan fee income	19,904	44,115	(24,211)	(54.9)%

Interest income	26,371	24,991	1,380	5.5%
Interest expense	(18,915)	(23,703)	4,788	(20.2)%
Interest income, net	7,456	1,288	6,168	478.9%
Total origination revenue, net	72,764	346,631	(273,867)	(79.0)%
Expenses:
Compensation and benefits	58,395	120,578	(62,183)	(51.6)%
Loan expense	9,015	17,395	(8,380)	(48.2)%
Loan servicing expense	—	299	(299)	(100.0)%
Production technology	4,107	8,898	(4,791)	(53.8)%
General and administrative	8,287	9,848	(1,561)	(15.9)%
Other expenses	1,350	2,351	(1,001)	(42.6)%
Total origination expenses	81,154	159,369	(78,215)	(49.1)%
Origination net (loss) income	$(8,390)	$187,262	$(195,652)	(104.5)%

Origination Revenue, net
Gain on loans, net
The following presents components of Gain on loans, net:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
FOA Lock Volume by Channel
Wholesale	$9,563,708	$16,139,923
Correspondent	2,610,843	6,673,059
Direct	414,570	739,796
FOA Lock Volume	$12,589,121	$23,552,778

Gain on sale margin by Channel
Wholesale	$62,586	$245,050
Correspondent	3,450	22,162
Direct	10,697	26,758
Gain on sale margin attributable to channels	76,733	293,970
Other (loss) gain on sale(a)	(3,969)	52,653
Total gain on sale margin(b)	$72,764	$346,623

Gain on sale margin by Channel (bps)
Wholesale	65	152
Correspondent	13	33
Direct	258	362
Gain on sale margin attributable to channels	61	125
Other (loss) gain on sale(a)	(3)	22
Total gain on sale margin(b)	58	147

(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve, and differences between modeled and actual pull-through.
(b) Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, interest income (expense), net, and loan servicing fees (expense) for the Origination segment.
The following presents details of the characteristics of our mortgage loan production:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Origination volume	$12,555,073	$29,425,931
Originated MSR UPB	14,062,765	27,586,061
Gain on sale margin (a)	0.58%	1.47%
Retained servicing (UPB)(b)	96.7%	96.3%
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
Gain on loans, net decreased by $255.8 million, or 84.9% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease of $273.9 million or 79.0% in gain on sale margin.

We experienced a decrease in FOA lock volume and Origination volume across all of our origination channels primarily due to rising interest rates. Additionally, we saw a significant decrease in gain on sale margins due to the competitive environment during the three months ended March 31, 2022 compared to the prior year. As mortgage interest rates rise, the origination market contracts, primarily due to a decline in refinance volume, which generally leads to increased competition and lower gain on sale margins. Our origination market share decreased from 2.2% to 2.0% and our share of the wholesale channel decreased from 10.4% to 9.7% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Loan fee income
Loan fee income decreased by $24.2 million, or 54.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was consistent with the decrease in Origination volume.
Interest expense, net
Interest income, net increased by $6.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in interest income, net was driven by a decrease in warehouse borrowing and related fees during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the decrease in origination volume. Interest income increased due to an increase in interest earned on loans held for sale for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, which was driven by the rising interest rates.
Expenses
Total expenses decreased by $78.2 million, or 49.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by decreases in compensation and benefits expense, loan expense, production technology expense, and general and administrative expenses.
Compensation and benefits expense decreased by $62.2 million, or 51.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a decrease of $26.8 million in salary and benefits due to a decrease in employee headcount and a $35.6 million decrease in variable compensation resulting from the decrease in Origination volume. Compensation and benefits expense was 0.5% of Origination volume for both the three months ended March 31, 2022 and 2021.
Loan expense decreased by $8.4 million, or 48.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was consistent with the decrease in Origination volume.
Production technology expense decreased by $4.8 million, or 53.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by lower variable expenses associated with the Company’s origination systems as a result of the decline in origination volume, combined with the investment the Company made in improving and upgrading the Company’s origination technologies in 2021.
General and administrative expenses decreased $1.6 million, or 15.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by decrease in outsourced loan review services due to the decline in origination volume, as well as lower expenses as a result of cost-saving initiatives implemented in the second half of 2021 and continuing during the three months ended March 31, 2022.

Servicing Segment
The following presents certain financial data for the Servicing segment:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Loan servicing fees	$81,064	$70,338	$10,726	15.2%
Change in fair value of mortgage servicing rights	17,183	12,848	4,335	33.7%

Interest income	706	586	120	20.5%
Interest expense	—	(334)	334	(100.0)%
Interest income, net	706	252	454	180.2%
Other income	—	128	(128)	(100.0)%
Total servicing revenue, net	98,953	83,566	15,387	18.4%
Expenses:
Compensation and benefits	7,684	7,580	104	1.4%
Loan expense	—	300	(300)	(100.0)%
Loan servicing expense	5,746	7,794	(2,048)	(26.3)%
Production technology	756	388	368	94.8%
General and administrative	1,487	2,362	(875)	(37.0)%
Other expenses	46	298	(252)	(84.6)%
Total servicing expenses	15,719	18,722	(3,003)	(16.0)%
Servicing net income	$83,234	$64,844	$18,390	28.4%
Servicing Revenue, Net
Loan servicing fees
The following presents certain characteristics of our mortgage loan servicing portfolio:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
MSR Servicing Portfolio (UPB)	$101,984,767	$105,821,372
Average MSR Servicing Portfolio (UPB)	$115,172,187	$97,049,311
MSR Servicing Portfolio (Loan Count)	349,261	396,641
MSRs Fair Value Multiple (x)	5.57	3.84
Delinquency Rates (%)	1.2%	3.0%
Weighted average credit score	752	746
Weighted average servicing fee, net (bps)	26.2	28.4
Loan servicing fees increased by $10.7 million, or 15.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in servicing fees of $13.3 million due to an increase in the Average MSR Servicing Portfolio of $18.1 billion, or 18.7%, as of March 31, 2022 compared to March 31, 2021. The increase from Servicing fees was partially offset by lower ancillary servicing income primarily due to lower loan modification fees earned on GNMA loans as a result of the Company selling 77% of its GNMA MSR portfolio during the fourth quarter of 2021.
Change in fair value of MSRs

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Realization of cash flows	$(48,950)	$(89,170)
Valuation inputs and assumptions	276,986	197,896
Economic hedging results	(210,854)	(95,878)
Change in fair value of MSRs	$17,183	$12,848
Change in fair value of MSRs presented gains for both three months ended March 31, 2022 and 2021. Fair value gains increased by $4.3 million, or 33.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the changes in valuation inputs and assumptions net of hedge that were favorably affected by an increase in interest rates during the period. The change in fair value of MSRs was also attributable to a decrease in loss from realization of cash flows resulting from a decrease in prepayments due to higher interest rates and higher scheduled payments collected on loans in our MSR portfolio.
Expenses
Total expenses decreased by $3.0 million, or 16.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by decreases in loan servicing expense and general and administrative expenses.
Loan servicing expense decreased by $2.0 million, or 26.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a $1.6 million reduction in the provision for servicing advance reserves resulting from the sale of MSRs.
General and administrative expenses decreased $0.9 million, or 37.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a decrease in professional services and consulting fees resulting from the Company’s cost savings initiatives.

Corporate
The following presents certain corporate financial data:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(14,180)	$(8,898)	$(5,282)	59.4%
Interest expense, net	(14,180)	(8,898)	(5,282)	59.4%
Other income	(4,638)	4,836	(9,474)	(195.9)%
Total corporate revenue, net	(18,818)	(4,062)	(14,756)	363.3%
Expenses:
Compensation and benefits	23,353	25,484	(2,131)	(8.4)%
Production technology	2	—	2	N/A
General and administrative	9,897	14,027	(4,130)	(29.4)%
Depreciation and amortization	2,687	2,761	(74)	(2.7)%
Other expenses	3,900	6,687	(2,787)	(41.7)%
Total corporate expenses	39,839	48,959	(9,120)	(18.6)%
Corporate net loss	$(58,657)	$(53,021)	$(5,636)	10.6%

Total Corporate Revenue
Interest expense, net
Interest expense, net increased by $5.3 million, or 59.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in expense was driven by an increase in corporate debt interest due to issuance of the Senior Notes (as defined below) in January 2021.
Other income
Other income primarily consists of income from our equity method investment.
Expenses
Total expenses decreased by $9.1 million, or 18.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by decreases in compensation and benefits, general and administrative, and other expenses.
Compensation and benefits expense decreased by $2.1 million, or 8.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a decrease in variable compensation resulting from the decrease in Origination volume.
General and administrative expense decreased $4.1 million, or 29.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a decrease in professional services fees of $4.6 million as a result of increased costs in 2021 associated with the Company’s IPO.
Other expenses decreased $2.8 million, or 41.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by the decline in the Company’s overall financial results.
Income Tax Expense
Income tax expense is recognized for the entire company rather than on a segment basis. Income tax expense decreased by $45.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is primarily due to a decrease in income before income tax. Our overall effective tax rate of 20.1% and 25.7% for the three months ended March 31, 2022 and 2021, respectively, differed from the U.S. statutory rate of 21.0% primarily due to the impact of the equity investment, state incomes taxes, limitations on the tax deductibility of officers’ compensation applicable to a public entity in both periods, and non-deductible transaction costs in 2021 associated with the Company’s IPO.

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
We held mortgage warehouse lines of credit arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $6.6 billion and an unused borrowing capacity of $3.9 billion as of March 31, 2022. Refer to Note 7 - Warehouse Lines of Credit of our condensed consolidated financial statements.
We maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $899.7 million and unused borrowing capacity of $495.4 million as of March 31, 2022. Refer to Note 8 - Term Debt and Other Borrowings, net of our condensed consolidated financial statements.
The amount owed and outstanding on our loan funding facilities fluctuates significantly based on our Origination volume and the amount of time it takes us to sell the loans we originate.
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

The warehouse facilities and other lines of credit require maintenance of certain operating and financial covenants, and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining a certain minimum tangible net worth, minimum liquidity, minimum profitability levels, and ratio of indebtedness to tangible net worth, among others. A breach of these covenants can result in an event of default under these facilities following which the lenders would be able to pursue certain remedies against us. In addition, each of these facilities includes cross-default or cross-acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility.
In January, 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
The Indenture governing the Senior Notes (the “Indenture”) contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants. Refer to Note 8 - Term Debt and Other Borrowings, net of our condensed consolidated financial statements.
The Company was in compliance with all covenants under the indenture and our warehouse facilities and other lines of credit as of March 31, 2022.
The Company may, at any time and from time to time, seek to retire or purchase the Company’s outstanding Senior Notes through cash purchases in the form of open-market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Summary of Mortgage Loan Participation Agreement
In November, 2021, we entered into a Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”) with JPMorgan Chase Bank, National Association, as purchaser (the “Gestation Purchaser”). Subject to compliance with the terms and conditions of the Gestation Agreement, including the affirmative and negative covenants contained therein, the Gestation Agreement permits the Gestation Purchaser to purchase from us from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that are intended to ultimately be included in MBS issued or guaranteed, as applicable, by Fannie Mae, Freddie Mac, and Ginnie Mae.
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
The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth. The Company was in compliance with these covenants as of March 31, 2022.
Cash Flows
The following presents the summary of the Company’s cash flows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used for) operating activities	$1,896,026	$(1,906,555)
Net cash provided by (used for) investing activities	379,774	(8,895)
Net cash (used for) provided by financing activities	(2,285,859)	1,979,705
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,059)	64,255
Cash, cash equivalents and restricted cash at end of period	$197,731	$261,148
Our Cash and cash equivalents and restricted cash as of March 31, 2022 decreased by $63.4 million from March 31, 2021.
Operating Activities

Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Three Months Ended March 31,
	2022	2021
Cash flows from:	(dollars in thousands)
Mortgage loans held for sale	$1,765,392	$(2,054,364)
Gain on loans, net	(45,404)	(301,228)
(Increase) decrease in fair value of derivative assets	(99,076)	147,414
Other operating sources	275,114	301,623
Net cash provided by (used for) operating activities	$1,896,026	$(1,906,555)
Cash provided by operating activities increased by $3,802.6 million for the three months ended March 31, 2022 compared to the cash used for operating activities for the three months ended March 31, 2021. The increase provided by operating activities is primarily driven by decrease in the level of inventory of loans held for sale as a result of a decrease in Origination volume for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Investing Activities
Cash provided by investing activities increased by $388.7 million primarily due to proceeds from sale of MSRs of $390.5 million, partially offset by an increase in the purchase of MSRs of $8.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in Warehouse borrowings as shown below:

	Three Months Ended March 31,
	2022	2021
Cash flows from:	(dollars in thousands)
Warehouse borrowings, net	$(1,993,726)	$1,842,017
Distributions to parent, net	—	(294,897)
Other financing sources	(292,133)	432,585
Net cash (used for) provided by financing activities	$(2,285,859)	$1,979,705
Cash used for financing activities increased for the three months ended March 31, 2022 compared to the cash provided by financing activities for the three months ended March 31, 2021. The increase in use was primarily driven by decrease in proceeds, net of payments, on warehouse borrowings due to a decrease in Origination volume.
Contractual Obligations and Other Commitments
For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” in our 2021 Annual Report. There have not been any material changes to our contractual obligations since December 31, 2021.
Repurchase and Indemnification Obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. Refer to Note 11 - Representation and Warranty Reserve to our condensed consolidated financial statements for additional information.
New Accounting Pronouncements Not Yet Effective
Refer to Note 2 - Basis of Presentation and New Accounting Pronouncements to our condensed consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information for this item.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 9 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our 2021 Annual Report. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Repurchases of Equity Securities
The following table summarizes the Company’s common stock repurchase activity for the three months ended March 31, 2022.

ISSUER REPURCHASES OF COMMON STOCK
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(a)
January 1, 2022 - January 31, 2022	—	$—	—	$8,000,000
February 1, 2022 - February 28, 2022	—	—	—	8,000,000
March 1, 2022 - March 31, 2022	461,690	3.26	461,690	6,496,268
Total for the three months ended March 31, 2022	461,690	$3.26	461,690	$6,496,268
(a) On February 24, 2022, we announced a stock repurchase program whereby we may repurchase up to a total of $8.0 million of our issued and outstanding common stock from time to time until the program’s expiration on December 31, 2022 on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. Repurchases under the stock repurchase program may also be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Exchange Act. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program are subsequently retired.
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
10.1
Letter Agreement Regarding Benchmark Rate Replacement with respect to the Amendment and Restated Master Repurchase Agreement, dated as of January 3, 2022, by and among by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.1.1+
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of February 4, 2022, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.23.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.2+
Amendment No. 2 to the Mortgage Loan Participation Sale Agreement dated as of January 11, 2022, between Home Point Financial Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser (filed as Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.3
Amendment No. 18 to Master Repurchase Agreement, dated as of February 10, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.3.1*	Amendment No. 19 to Master Repurchase Agreement, dated as of May 1, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller.
10.4
Confirmation and Amendment of Participation Agreement, dated as of February 15, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.4.1*++	Confirmation and Amendment of Participation Agreement, dated as of March 8, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant.
10.5+
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

10.5.1*+
Amendment No. 7 to the Master Repurchase Agreement, dated as of March 31, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.6+
Amendment No. 1 to the Master Repurchase Agreement and Securities Contract, dated as of March 1, 2022, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 4, 2022 and incorporated herein by reference).

10.7+
Amendment No. 8 to Master Repurchase Agreement and Securities Contract, dated as of March 4, 2022, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 4, 2022 and incorporated herein by reference).

10.7.1*+
Amendment No. 9 to Master Repurchase Agreement and Securities Contract, dated as of March 30, 2022, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

10.8*+	Change in Terms Agreement, dated as of March 31, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank, formerly known as Texas Capital Bank, National Association.
10.9*++	Subservicing Agreement, dated as of February 7, 2022, by and between Home Point Financial Corporation, as Owner/Servicer, and ServiceMac, LLC, as Subservicer.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
++    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits to the Securities and Exchange Commission upon its request.
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

HOME POINT CAPITAL INC.

Dated: May 12, 2022	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)