Form 10-Q
period 2022-06-30
Home Point Capital Inc.
filed 2022-08-11
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 138,381,757 shares of common stock, par value $0.0000000072 per share, outstanding.

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
•our ability to raise the debt or equity capital required to finance our assets and maintain and grow our business;
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
•our ability to foreclose on our mortgage assets in a timely manner or at all; and
•the effects of the COVID-19 pandemic on our business.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$135,843	$170,987
Restricted cash	27,065	36,803
Cash and cash equivalents and Restricted cash	162,908	207,790
Mortgage loans held for sale (at fair value)	2,018,640	5,107,161
Mortgage servicing rights (at fair value)	1,419,105	1,525,103
Property and equipment, net	18,039	21,892
Accounts receivable, net	176,995	129,092
Derivative assets	59,280	84,385
Goodwill	10,789	10,789
Government National Mortgage Association loans eligible for repurchase	117,092	65,237
Assets held for sale	50,748	63,664
Other assets	40,824	43,228
Total assets	$4,074,420	$7,258,341
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$1,910,395	$4,718,658
Term debt and other borrowings, net	845,531	1,226,524
Accounts payable and accrued expenses	106,005	138,193
Government National Mortgage Association loans eligible for repurchase	117,092	65,237
Deferred tax liabilities	214,871	229,752
Derivative liabilities	60,309	26,736
Other liabilities	87,815	76,588
Total liabilities	3,342,018	6,481,688
Note 9 – Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (250,000,000 authorized shares, none issued and outstanding, $0.0000000072 par value per share)	—	—
Common stock (1,000,000,000 authorized shares, 138,380,272 and 139,326,953 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, $0.0000000072 par value per share)	—	—
Additional paid-in capital	511,675	523,811
Retained earnings	220,727	252,842
Total shareholders’ equity	732,402	776,653
Total liabilities and shareholders’ equity	$4,074,420	$7,258,341

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Gain on loans, net	$13,234	$75,029	$58,638	$376,257
Loan fee income	15,255	39,500	35,159	83,615

Interest income	27,533	34,648	54,610	60,225
Interest expense	(28,920)	(44,136)	(62,015)	(77,071)
Interest expense, net	(1,387)	(9,488)	(7,405)	(16,846)
Loan servicing fees	62,872	85,584	143,936	155,922
Change in fair value of mortgage servicing rights	(29,887)	(106,905)	(12,704)	(94,057)
Other income	9,921	652	10,555	1,453
Total revenue, net	70,008	84,372	228,179	506,344
Expenses:
Compensation and benefits	75,601	127,296	165,033	280,938
Loan expense	6,969	17,483	15,984	35,178
Loan servicing expense	7,121	7,507	12,867	15,600
Production technology	4,343	8,170	9,208	17,455
General and administrative	16,969	26,549	36,640	52,786
Depreciation and amortization	2,627	2,350	5,314	5,111
Other expenses	5,772	8,637	11,068	17,973
Total expenses	119,402	197,992	256,114	425,041
(Loss) income before income tax	(49,394)	(113,620)	(27,935)	81,303
Income tax benefit (expense)	14,121	27,209	9,798	(22,908)
(Loss) income from equity method investment	(9,144)	13,198	(14,416)	17,361
Net (loss) income	$(44,417)	$(73,213)	$(32,553)	$75,756

(Loss) earnings per share:
Basic	$(0.32)	$(0.53)	$(0.23)	$0.54
Diluted	$(0.32)	$(0.53)	$(0.23)	$0.54

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited – dollars in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, January 1, 2022	139,326,953	$—	$523,811	$—	$252,842	$776,653
Stock repurchase	(461,690)	—	—	(1,513)	—	(1,513)
Distributions to shareholders	—	—	—	—	(5,575)	(5,575)
Employee stock purchases (option exercise)	97,223	—	122	—	—	122
Equity-based compensation	—	—	1,706	—	—	1,706
Net income	—	—	—	—	11,864	11,864
Balance at March 31, 2022	138,962,486	$—	$525,639	$(1,513)	$259,131	$783,257
Stock repurchase	(718,106)	—	—	(2,261)	—	(2,261)
Retirement of treasury stock	—	—	(15,338)	3,774	11,564	—
Distributions to shareholders	—	—	—	—	(5,551)	(5,551)
Employee stock purchases (option exercise)	11,114	—	(33)	—	—	(33)
Equity-based compensation (restricted stock units vesting)	124,778	—	1,407	—	—	1,407
Net loss	—	—	—	—	(44,417)	(44,417)
Ending balance, June 30, 2022	138,380,272	$—	$511,675	$—	$220,727	$732,402

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, January 1, 2021	138,860,103	$—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Distributions to parent	—	—	—	(295,089)	(295,089)
Employee stock purchases (option exercise)	185,073	—	(1,028)	—	(1,028)
Equity-based compensation	—	—	1,779	—	1,779
Net income	—	—	—	148,969	148,969
Balance at March 31, 2021	139,045,176	$—	$520,261	$262,036	$782,297
Employee stock purchases (option exercise)	441,921	—	(1,503)	—	(1,503)
Equity-based compensation	—	—	1,747	—	1,747
Net loss	—	—	—	(73,213)	(73,213)
Ending balance, June 30, 2021	139,487,097	$—	$520,505	$188,823	$709,328

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(32,553)	$75,756
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	5,314	5,111
Amortization of debt issuance costs	1,660	1,620
Gain on loans, net	(58,638)	(376,257)
Provision for representation and warranty reserve	13,724	9,821
Equity-based compensation expense	3,113	3,526
Deferred income tax (benefit) expense	(14,881)	22,789
Loss (income) from equity method investment	14,416	(17,361)
Distributions for mortgage loans held for sale	(22,568,858)	(57,917,479)
Proceeds from sale and payments of mortgage loans held for sale	25,032,673	55,578,192
Decrease in fair value of mortgage servicing rights	12,704	94,057
Decrease in fair value of mortgage loans held for sale	113,594	10,633
Decrease in fair value of derivative assets	25,105	209,106
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	10,620	(24,515)
Decrease (increase) in other assets	2,404	(7,157)
Decrease in accounts payable and accrued expenses	(40,455)	(21,394)
Increase (decrease) in other liabilities	31,075	(30,659)
Net cash provided by (used for) operating activities	2,551,017	(2,384,211)
Investing activities:
Purchases of property and equipment, net of disposals	(1,461)	(6,751)
Purchase of mortgage servicing rights	(17,833)	(18,701)
Proceeds from sale of mortgage servicing rights	630,622	—
Equity method investment	(1,500)	—
Net cash provided by (used for) investing activities	609,828	(25,452)
Financing activities:
Proceeds from warehouse borrowings	24,046,240	57,710,590
Payments on warehouse borrowings	(26,854,503)	(55,658,415)
Proceeds from term debt borrowings	400,000	1,140,000
Payments on term debt borrowings	(780,000)	(375,000)
Proceeds from other borrowings	70,000	65,000
Payments on other borrowings	(73,250)	(105,000)
Write off (payments of debt issuance costs),net	597	(14,103)
Employee stock purchases (option expense)	89	(2,531)
Common stock repurchases	(3,774)	—
Contributed capital from parent	—	192
Dividends paid to shareholders	(11,126)	—
Distributions to parent [1]	—	(295,089)
Net cash (used for) provided by financing activities	(3,205,727)	2,465,644
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,882)	55,981
Cash, cash equivalents and restricted cash at beginning of period	207,790	196,893
Cash, cash equivalents and restricted cash at end of period	$162,908	$252,874
Supplemental disclosure:
Cash paid for interest	$65,502	$53,267
Cash received from tax refunds, net	$(1,951)	$(268)
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Shares and Per Share Amounts)
(unaudited)
Note 1 – Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC”, or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships and its servicing operation. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation (“HPF”), a New Jersey corporation and a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the United States of America (“U.S.”). Home Point Asset Management LLC (“HPAM”), a Delaware limited liability company, is a wholly owned subsidiary of the Company and manages certain servicing assets. HPAM’s wholly owned subsidiary, Home Point Mortgage Acceptance Corporation (“HPMAC”), an Alabama Corporation, services residential real estate mortgage loans. Home Point Corporation Insurance Agency LLC (“HPCIA”), a Michigan limited liability company, is a wholly owned subsidiary of the Company that brokers home owner insurance policies.
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
Note 2 – Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements include the financial statements of HPC and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2021 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021.
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
Note 3 – Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale (“MLHS”) at fair value, by type:

	June 30, 2022
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$1,351,092	$(15,935)	$1,335,157
Government(2)	679,660	3,631	683,291
Reverse(3)	275	(83)	192
Total	$2,031,027	$(12,387)	$2,018,640

	December 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$4,206,099	$79,389	$4,285,488
Government(2)	799,579	21,902	821,481
Reverse(3)	275	(83)	192
Total	$5,005,953	$101,208	$5,107,161
(1)Conventional includes mortgage loans meeting the eligibility requirements to be sold to FNMA or FHLMC.
(2)Government includes mortgage loans meeting the eligibility requirements to be sold to GNMA (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
(3)Reverse loan presented in MLHS on the condensed consolidated balance sheets as a result of a repurchase.
MLHS on nonaccrual status had $24.0 million and $26.1 million of unpaid principal balances and $19.4 million and $21.6 million estimated fair value, as of June 30, 2022 and December 31, 2021, respectively.
The Company had $2.0 billion in unpaid principal balance pledged to secure its mortgage warehouse line of credit as of June 30, 2022.

The following presents a reconciliation of the changes in MLHS to the amounts presented on the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021

Fair value at beginning of period	$5,107,161	$3,301,694
Mortgage loans originated and purchased	22,568,858	57,917,479
Proceeds on sales and payments received	(25,032,673)	(55,578,192)
Change in fair value	(113,594)	(10,633)
Loss on loans(1)	(511,112)	(217,896)
Fair value at end of period	$2,018,640	$5,412,452
(1)This line as presented on the condensed consolidated statements of cash flows excludes originated mortgage servicing rights and mortgage servicing rights hedging.
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
The following presents an analysis of the changes in capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Balance at beginning of period	$1,490,224	$1,156,357	$1,525,103	$748,457
MSRs originated	155,942	269,449	364,683	563,806
MSRs purchased	9,245	13,884	17,833	18,701
MSRs sold	(275,312)	—	(755,556)	—
Changes in valuation model inputs	72,395	(94,713)	349,381	103,183
Change due to cash payoffs and principal amortization	(33,389)	(77,724)	(82,339)	(166,894)
Balance at end of period	$1,419,105	$1,267,253	$1,419,105	$1,267,253
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans):

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Ginnie Mae	$8,391,398	$5,602,582
Fannie Mae	45,950,073	70,174,987
Freddie Mac	36,143,003	52,547,588
Other	31,947	34,417
Total	$90,516,421	$128,359,574

MSR balance	$1,419,105	$1,525,103
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs:

	June 30, 2022	December 31, 2021
Discount rate	7.93%	8.68%
Weighted average prepayment speeds	6.37%	8.30%

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
The following presents the impact on the fair value of the Company’s MSR portfolio when applying the following hypothetical data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
	(dollars in thousands)
June 30, 2022	$(69,128)	$(131,943)	$(45,752)	$(88,681)
December 31, 2021	$(66,885)	$(128,172)	$(56,278)	$(108,621)
The following presents information related to loans serviced:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Total unpaid principal balance	$92,158,562	$133,889,085
Loans 30-89 days delinquent	898,742	656,012
Loans delinquent 90 or more days or in foreclosure	753,270	777,650
The following presents components of Loan servicing fees as reported in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Contractual servicing fees	$62,618	$77,615	$143,381	$145,098
Late fees	891	1,323	2,016	2,465
Other	(637)	6,646	(1,461)	8,359
Total	$62,872	$85,584	$143,936	$155,922
The Company held for its customers $16.5 million and $19.9 million of escrow funds recorded in Other liabilities in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Company reported $21.2 million and $74.7 million loss on MSR sales in the Change in fair value of mortgage servicing rights in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

Note 5 – Derivative Financial Instruments
The following presents the outstanding notional amounts and fair values of derivative instruments not designated as hedging instruments:

	June 30, 2022
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$3,730,800	$13,718	$14,434
Interest rate lock commitments	3,306,824	22,622	6,375
Forward purchase contracts	305,000	77	3,741
Treasury futures purchase contracts	510,000	2,121	698
Margin		20,742	35,061
Total		$59,280	$60,309

	December 31, 2021
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$7,819,802	$6,969	$8,242
Interest rate lock commitments	6,068,763	29,887	2,843
Forward purchase contracts	1,521,000	3,031	281
Interest rate swap futures contracts	1,540,000	25,313	5,662
Treasury futures purchase contracts	4,720,000	111	—
Margin		19,074	9,708
Total		$84,385	$26,736

The following presents the recorded gain (loss) on derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Forward sale contracts	$(91,472)	$283,156	$(2,804)	$43,568
Interest rate lock commitments	50,983	(386,845)	(9,770)	(206,291)
Forward purchase contracts	819	17,509	(3,053)	(3,878)
Interest rate swap and Treasury futures purchase contracts	$(43,601)	$52,606	$(161,953)	$(18,049)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties for the three and six months ended June 30, 2022 and 2021.
The following presents a summary of derivative assets and liabilities and related netting amounts:

	June 30, 2022
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$13,718	$(9,944)	$(3,413)	$361
Forward purchase contracts	77	(77)	—	—
Interest rate swap and Treasury futures purchase contracts	2,121	(2,121)	—	—
Liabilities:
Forward sale contracts	(14,434)	9,944	—	(4,490)
Forward purchase contracts	(3,741)	77	3,362	(302)
Interest rate swap and Treasury futures purchase contracts	(698)	2,121	(1,423)	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	22,622	—	—	22,622
Liabilities:
Interest rate lock commitments	(6,375)	—	—	(6,375)
Total derivatives
Assets	$38,538	$(12,142)	$(3,413)	$22,983
Liabilities	$(25,248)	$12,142	$1,939	$(11,167)

	December 31, 2021
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$6,969	$(4,886)	$(1,272)	$811
Forward purchase contracts	3,031	(258)	(2,627)	146
Interest rate swap and Treasury futures purchase contracts	25,424	(5,662)	—	19,762
Liabilities:
Forward sale contracts	(8,242)	4,886	1,252	(2,104)
Forward purchase contracts	(281)	258	—	(23)
Interest rate swap and Treasury futures purchase contracts	(5,662)	5,662	—	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	29,887	—	—	29,887
Liabilities:
Interest rate lock commitments	(2,843)	—	—	(2,843)
Total derivatives
Assets	$65,311	$(10,806)	$(3,899)	$50,606
Liabilities	$(17,028)	$10,806	$1,252	$(4,970)
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
For information on the determination of fair value, refer to Note 12 – Fair Value Measurements.
Note 6 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Pair off receivable	$34,813	$3,738
Servicing sale receivable	72,850	14,364
Servicing advance receivable	34,342	71,884
Servicing advance reserve	(1,769)	(4,207)
Agency receivable	12,346	20,184
Income tax receivable	7,855	11,181
Servicing receivable-general	10,231	359
Warehouse receivable	1,957	1,934
Interest on servicing deposits	262	464
Other	4,108	9,191
Total	$176,995	$129,092
As part of managing the Company’s servicing advances, servicing advance reserve is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.

The following presents changes to the servicing advance reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Servicing advance reserve at beginning of period	$(2,875)	$(8,749)	$(4,207)	$(8,380)
Additions	(8,705)	(881)	(16,222)	(2,224)
Charge-offs	9,811	532	18,660	1,506
Servicing advance reserve at end of period	$(1,769)	$(9,098)	$(1,769)	$(9,098)
Note 7 – Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $6.0 billion and $7.5 billion as of June 30, 2022 and December 31, 2021, respectively, which is primarily uncommitted. The Company had $4.1 billion and $2.8 billion of unused capacity under its warehouse lines of credit as of June 30, 2022 and December 31, 2021, respectively.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	June 30, 2022
		(dollars in thousands)
$350 million Warehouse Facility[1]	August 2022	$32,401
$450 million Warehouse Facility	September 2022	163,940
$500 million Warehouse Facility	September 2022	42,866
$500 million Warehouse Facility	September 2022	58,208
$1,200 million Warehouse Facility	February 2023	685,953
$325 million Warehouse Facility	March 2023	231,877
$400 million Warehouse Facility	March 2023	33,780
$250 million Warehouse Facility[2]	March 2023	32,608
$1,200 million Warehouse Facility	May 2023	170,149
$89 million Warehouse Facility	Evergreen	10,103
$550 million Warehouse Facility	Evergreen	280,103
Gestation Warehouse Facility	Evergreen	168,407
Early Funding[4]		—
Total		$1,910,395
(1)The capacity of this Warehouse Facility has been reduced from $700 million as of March 31, 2022 to $350 million as of June 30, 2022.
(2)The capacity of this Warehouse Facility has been reduced from $500 million as of March 31, 2022 to $250 million as of June 30, 2022.

	Maturity Date[5]	December 31, 2021
		(dollars in thousands)
$1,200 million Warehouse Facility[4]	February 2022	$604,421
$500 million Warehouse Facility[4]	March 2022	335,509
$500 million Warehouse Facility[4]	March 2022	381,087
$1,000 million Warehouse Facility	August 2022	716,802
$450 million Warehouse Facility	September 2022	277,060
$500 million Warehouse Facility	September 2022	339,521
$500 million Warehouse Facility	September 2022	375,381
$500 million Warehouse Facility	March 2023	309,898
$1,500 million Warehouse Facility	May 2023	731,132
$88.5 million Warehouse Facility	Evergreen	11,409
$550 million Warehouse Facility	Evergreen	363,959
Gestation Warehouse Facility	Evergreen	179,360
Early Funding[3]		93,119
Total		$4,718,658
(3)In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
(4)Maturity Dates in this table are as of December 31, 2021. These Warehouse Facilities have been renewed as reflected in the table above.
The Company’s warehouse facilities’ variable interest rates are calculated using an index rate generally tied to either (a) 1-month LIBOR or (b) a Secured Overnight Financing Rate (“SOFR”); plus applicable interest rate margins, with varying index interest and interest rate margin floors. The weighted average interest rate for the Company’s warehouse facilities was 2.44% and 2.36% as of June 30, 2022 and December 31, 2021, respectively. The Company’s borrowings are 100% secured by MLHS at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth among others. The Company’s warehouse lines that contain profitability covenants were amended to allow for a net loss for the three months ended June 30, 2022. The Company was in compliance with all warehouse facility covenants as of June 30, 2022.
The Company continually evaluates its warehouse capacity in relation to expected financing needs.
Note 8 – Term Debt and Other Borrowings, net
The following presents the Company’s term debt and other borrowings, net:

	Maturity Date	Collateral	June 30, 2022	December 31, 2021
			(dollars in thousands)
$1.0 billion MSR Facility	May 2025	MSRs	$355,000	$685,000
$550 million Senior Notes[1]	February 2026	Unsecured	500,000	550,000
$85 million Servicing Advance Facility[2]	May 2023	Servicing Advances	—	3,250
$35 million Operating Line of Credit	May 2023	Mortgage loans	1,000	1,000
Gross			856,000	1,239,250
Debt issuance costs			(10,469)	(12,726)
Total			$845,531	$1,226,524
(1)The Company repurchased and retired $50 million Senior Notes during the six months ended June 30, 2022.
(2)Effective June 9, 2022, the capacity of the Servicing Advance Facility has been reduced from $90 million to $85 million.

The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”). On April 29, 2022, the Company entered into an amendment to the MSR facility that, among other things, reduced the committed capacity from $650.0 million to $500.0 million. The amendment also replaced the LIBOR based interest rate with SOFR, plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying MSRs. The MSR Facility is collateralized by the Company’s FNMA, FHLMC, and GNMA MSRs. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of June 30, 2022, the Company was in compliance with all covenants under the MSR Facility.
In January 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026. The Company repurchased and retired $50 million Senior Notes during the three and six months ended June 30, 2022.
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
The Company has a $85.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of 1-month LIBOR plus a margin and an advance rate ranging from 85.0-95.0%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of June 30, 2022, the Company was in compliance with all covenants under the servicing advance facility.
The Company also has a $35.0 million operating line, with an interest rate based on the Prime Rate.
The Company had total available capacity of $468.1 million and $28.8 million for its MSR Facility and servicing advance facility, respectively as of June 30, 2022. The Company has no available capacity for its operating line of credit as of June 30, 2022.
Note 9 – Commitments and Contingencies
Commitments to Extend Credit
The Company’s Interest rate lock commitments (“IRLCs”) expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $3.3 billion and $6.1 billion as of June 30, 2022 and December 31, 2021, respectively.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the six months ended June 30, 2022 and 2021 and is not currently required to pay any such penalties or fines.

Note 10 – Regulatory Net Worth Requirements
The Company is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which govern non-supervised, direct endorsement mortgagees. The Company is also subject to regulatory capital requirements administered by Ginnie Mae, Fannie Mae, and Freddie Mac, which govern issuers of Ginnie Mae, Fannie Mae, and Freddie Mac securities. Additionally, the Company is required to maintain minimum net worth requirements; these range from $0 to $1.0 million depending on the state.
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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $218.5 million and $326.3 million as of June 30, 2022 and December 31, 2021, respectively.
The Company is in compliance with all minimum requirements to which it was subject as of June 30, 2022.

Note 11 – Representation and Warranty Reserve
Certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. The Company has included considerations that it may receive relief of certain representations and warranty obligations on loans sold to FNMA or FHLMC on or after January 1, 2013 if FNMA or FHLMC satisfactorily concludes a quality control loan file review or if the borrower meets certain acceptable payment history requirements within 12 or 36 months after the loan is sold to FNMA or FHLMC, respectively. The current UPB of loans sold by the Company represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on historical experience and loan volume. While the amount of repurchases is uncertain, the Company considers the liability to be appropriate.
The following presents the activity of the outstanding repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Repurchase reserve at beginning of period	$24,918	$23,810	$24,577	$18,080
Additions	38,467	4,411	42,418	11,004
Charge-offs	(25,084)	(320)	(28,694)	(1,183)
Repurchase reserve at end of period	$38,301	$27,901	$38,301	$27,901
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
Interest rate lock commitments. The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The average pull-through rate for IRLCs was 81.0% and 86.1% as of June 30, 2022 and December 31, 2021, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$2,004,714	$13,926	$2,018,640
Interest rate lock commitments	—	—	22,622	22,622
Forward sale contracts	—	13,718	—	13,718
Forward purchase contracts	—	77	—	77
Treasury futures purchase contracts	2,121	—	—	2,121
Mortgage servicing rights	—	—	1,419,105	1,419,105
Total	$2,121	$2,018,509	$1,455,653	$3,476,283
Liabilities:
Interest rate lock commitments	$—	$—	$6,375	$6,375
Forward sale contracts	—	14,434	—	14,434
Forward purchase contracts	—	3,741	—	3,741
Treasury futures purchase contracts	698	—	—	698
Total	$698	$18,175	$6,375	$25,248

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$5,086,943	$20,218	$5,107,161
Interest rate lock commitments	—	—	29,887	29,887
Forward sale contracts	—	6,969	—	6,969
Forward purchase contracts	—	3,031	—	3,031
Interest rate swap futures contracts	—	111	—	111
Treasury futures purchase contracts	25,313	—	—	25,313
Mortgage servicing rights	—	—	1,525,103	1,525,103
Total	$25,313	$5,097,054	$1,575,208	$6,697,575
Liabilities:
Interest rate lock commitments	$—	$—	$2,843	$2,843
Forward sale contracts	—	8,242	—	8,242
Forward purchase contracts	—	281	—	281
Interest rate swap futures contracts	—	5,662	—	5,662
Total	$—	$14,185	$2,843	$17,028
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis:

	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at January 1, 2022	$1,525,103	$29,887	$20,218
Purchases, sales, issuances, contributions, and settlements	(262,915)	—	(1,564)
Change in fair value	228,036	(17,746)	(52)
Transfers out(1)	—	—	(826)
Balance at March 31, 2022	$1,490,224	$12,141	$17,776
Purchases, sales, issuances, contributions, and settlements	(110,125)	—	(1,147)
Change in fair value	39,006	10,481	(1,261)
Transfers out(1)	—	—	(1,442)
Balance at June 30, 2022	$1,419,105	$22,622	$13,926

	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at January 1, 2021	$748,457	$257,785	$44,374
Purchases, sales, issuances, contributions, and settlements	299,174	—	41
Change in fair value	108,726	(237,592)	(247)
Transfers out(1)	—	—	1,410
Balance at March 31, 2021	$1,156,357	$20,193	$45,578
Purchases, sales, issuances, contributions, and settlements	283,333	—	415
Change in fair value	(172,437)	36,271	(517)
Transfers out(1)	—	—	—
Balance at June 30, 2021	$1,267,253	$56,464	$45,476
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

The following presents the fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for mortgage loans held for sale as the Company believes fair value best reflects its expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
	(dollars in thousands)
June 30, 2022	$2,018,640	$2,031,027	$(12,387)
December 31, 2021	$5,107,161	$5,005,069	$102,092
(1)Represents the amount of (losses) gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

	June 30, 2022
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	7.7% - 12.2%	7.9%
	Prepayment speeds	5.2% - 7.9%	6.4%
Interest rate lock commitments	Pull-through rate	44% - 100%	81.0%
Mortgage loans held for sale	Investor pricing	70.0% - 101.1%	83.2%

	December 31, 2021
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.7%
	Prepayment speeds	6.9% - 11.6%	8.3%
Interest rate lock commitments	Pull-through rate	49.8% - 100.0%	86.1%
Mortgage loans held for sale	Investor pricing	70.0% - 104.1%	91.3%
Fair Value of Other Financial Instruments: All financial instruments were either recorded at fair value or the carrying value approximated fair value as of June 30, 2022 and December 31, 2021. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. The Senior Notes had a carrying value of $500.0 million and $550.0 million and an estimated fair value of $345.4 million and $506.4 million as of June 30, 2022 and December 31, 2021, respectively. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the re-repricing of collateral.

Note 13 – Equity-based Compensation
On January 21, 2021, the Company’s board of directors (the “Board”) approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under the Home Point Capital LP (“HPLP”) 2015 Option Plan (the “2015 Option Plan”), which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan is the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains both time-vesting service criteria and performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
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
The following presents the summary of the Company’s RSU activity:

	Six Months Ended June 30, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	367,991	$10.18
Granted	233,550	3.85
Vested	(209,093)	10.75
Outstanding at end of period	392,448	$6.12
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s Board who are not affiliated with Stone Point Capital LLC vest at the next annual meeting of stockholders following the grant date. The Company recognized $0.6 million and $1.1 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized $0.4 million and $0.6 million of compensation expense related to RSUs for the three and six months ended June 30, 2021, respectively.
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

	Six Months Ended June 30, 2022
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	238,347	$9.44
Granted	131,924	3.79
Outstanding at end of period	370,271	$7.43
The Company did not recognize any compensation expense related to PSUs for the three and six months ended June 30, 2022 and 2021.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. The Company recognized $0.8 million and $2.1 million of compensation expense related to stock options within Compensation and benefits expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively, and $1.3 million and $2.9 million for the three and six months ended June 30, 2021, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $65.3 million as of June 30, 2022, which is expected to vest and get recognized over a weighted-average period of 5.96 years. The number of options vested and exercisable was 2,265,344 and the weighted-average exercise price of the options exercisable was $3.85 as of June 30, 2022.
The following presents the summary of the Company’s stock option activity under the 2021 Plan:

	Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	11,751,031	$4.45	6.87	$8.38
Granted	337,043	1.81	4.09	9.79
Exercised	(188,914)	1.86	3.26	9.81
Forfeited	(255,340)	1.86	1.17	9.72
Expired	(45,028)	1.74	—	9.45
Outstanding at end of period	11,598,792	$4.48	6.18	$8.35
The following presents the summary of the Company’s non-vested activity under the 2021 Plan:

	Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	9,627,033	$8.19
Granted	337,043	9.79
Vested	(141,346)	8.77
Exercised	(188,914)	9.81
Forfeited	(255,340)	9.72
Expired	(45,028)	9.45
Non-vested at end of period	9,333,448	$8.25

The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted:

June 30, 2022
Expected life (in years)	8.25
Risk-free interest rate	0 - 3.0%
Expected volatility	24.9%
Dividend yield	8.4%
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0%-10.4% as of June 30, 2022 and December 31, 2021.
Note 14 – Earnings Per Share
(Loss) earnings per share (“EPS”) is calculated and presented in the consolidated financial statements for both basic and diluted earnings per share. Basic EPS excludes all dilutive common stock equivalents and is calculated by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued and exercised.
The following presents the calculation of the basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except share and per share amounts )
Net (loss) income	$(44,417)	$(73,213)	$(32,553)	$75,756

Numerator:
Net (loss) income attributable to common shareholders	$(44,417)	$(73,213)	$(32,553)	$75,756
Net (loss) income attributable to Home Point - diluted	$(44,417)	$(73,213)	$(32,553)	$75,756

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	138,459	138,953	138,885	139,019
Dilutive effect of common stock equivalents	—	—	—	1,221
Weighted average shares of common stock outstanding - diluted	138,459	138,953	138,885	140,240

(Loss) earnings per share of common stock outstanding - basic	$(0.32)	$(0.53)	$(0.23)	$0.54
(Loss) earnings per share of common stock outstanding - diluted	$(0.32)	$(0.53)	$(0.23)	$0.54

As a result of the net loss from continuing operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in antidilution. Inclusion of these securities would not impact the disclosed EPS amounts.

Note 15 – Shareholders’ Equity and Equity Method Investment
Common Stock Repurchases
On February 24, 2022, the Company’s Board approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 (the “Stock Repurchase Program”). Repurchases under the Stock Repurchase Program may be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company repurchased 718,106 and 1,179,796 shares of Common Stock at an aggregate price of $2.3 million and $3.8 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program during the three and six months ended June 30, 2022, respectively. Shares repurchased under the program have been subsequently retired.
Equity Method Investment
The Company holds an equity method investment in Longbridge Financial, LLC (“Longbridge”) through a 49.6% voting ownership interest, which is the only equity method investment held by the Company. The investment was initially recognized at cost and is adjusted for HPC’s share of Longbridge’s earnings or losses, contributions or distributions. HPC had a net investment of $50.7 million and $63.7 million in Longbridge as of June 30, 2022 and December 31, 2021, respectively. The Company entered into a definitive agreement in February of 2022 to sell its investment in Longbridge, subject to customary closing adjustments (the “Longbridge Transaction”). The Longbridge Transaction is subject to the satisfaction of closing conditions, including regulatory approvals and notices, which have not yet been satisfied. The Company’s investment in Longbridge is classified as Assets Held for Sale as of June 30, 2022 and December 31, 2021.
The following presents condensed financial information of Longbridge:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Total assets	$7,547,293	$6,727,807
Total liabilities	7,455,460	6,604,351

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$(73,766)	$61,700	$(131,507)	$100,236
Net (loss) income	(24,014)	19,186	(34,665)	31,712
Net (loss) income attributable to the Company	(9,144)	13,198	(14,416)	17,361
Note 16 – Income Taxes
The Company’s effective income tax rate was 28.6% and 35.1% for the three and six months ended June 30, 2022, respectively and 23.9% and 28.2% for the three and six months ended June 30, 2021, respectively, compared to the statutory rate of 21.0%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investment, state taxes, and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity, equity-based compensation, and non-deductible transaction costs.
Note 17 – Segments
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

Origination
In the Origination segment, the Company originates residential real estate mortgage loans in the U.S. through the consumer direct third party originations, and prior to its sale, which was completed on June 1, 2022, the correspondent channel. The Company’s origination channels offer a variety of loan programs that support the financial needs of the borrowers. In each of the channels, the Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price at which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held for sale or securitization are also included in the revenue for this segment.
Servicing
In the Servicing segment, the Company generates revenue through contractual fees earned by performing daily administrative and management activities for mortgage loans. These activities include collecting loan payments, remitting payments to investors, sending monthly statements, managing escrow accounts, servicing delinquent loan work-outs, and managing and disposing of foreclosed properties. Servicing of the Company’s customers was primarily conducted in-house as of June 30, 2022. In February 2022, the Company entered into an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying the Company’s MSRs. ServiceMac began subservicing loans for the Company in the second quarter of 2022.
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

The following presents the key operating data for our business segments:

	Three Months Ended June 30, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$13,234	$—	$13,234	$—	$13,234	$—	$13,234
Loan fee income	15,255	—	15,255	—	15,255	—	15,255
Loan servicing fees	—	62,872	62,872	—	62,872	—	62,872
Change in fair value of mortgage servicing rights	—	(29,887)	(29,887)	—	(29,887)	—	(29,887)
Interest income (expense), net	8,641	1,429	10,070	(11,457)	(1,387)	—	(1,387)
Other income	55	—	55	722	777	9,144	9,921
Total	$37,185	$34,414	$71,599	$(10,735)	$60,864	$9,144	$70,008
Contribution margin	$(29,857)	$20,023	$(9,834)	$(48,704)	$(58,538)

	Six Months Ended June 30, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$58,638	$—	$58,638		$58,638		$58,638
Loan fee income	35,159	—	35,159		35,159		35,159
Loan servicing fees	—	143,936	143,936		143,936		143,936
Change in fair value of mortgage servicing rights	—	(12,704)	(12,704)		(12,704)		(12,704)
Interest income (expense), net	16,097	2,135	18,232	(25,637)	(7,405)		(7,405)
Other income (expense)	55	—	55	(3,916)	(3,861)	14,416	10,555
Total	$109,949	$133,367	$243,316	$(29,553)	$213,763	$14,416	$228,179
Contribution margin	$(38,247)	$103,257	$65,010	$(107,361)	$(42,351)
(1)The Company includes the (income) loss from its equity method investment in the All Other segment. Therefore, it must be removed to reconcile to Total revenue, net on the condensed consolidated statements of operations.

	Three Months Ended June 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$75,011	$18	$75,029	$—	$75,029	$—	$75,029
Loan fee income	39,500	—	39,500	—	39,500	—	39,500
Loan servicing fees	—	85,584	85,584	—	85,584	—	85,584
Change in fair value of mortgage servicing rights	—	(106,905)	(106,905)	—	(106,905)	—	(106,905)
Interest income (expense), net	2,698	416	3,114	(12,602)	(9,488)	—	(9,488)
Other income	—	48	48	13,802	13,850	(13,198)	652
Total	$117,209	$(20,839)	$96,370	$1,200	$97,570	$(13,198)	$84,372
Contribution margin	$(20,850)	$(39,596)	$(60,446)	$(39,975)	$(100,421)

	Six Months Ended June 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$376,239	$18	$376,257	$—	$376,257	$—	$376,257
Loan fee income	83,615	—	83,615	—	83,615	—	83,615
Loan servicing fees	—	155,922	155,922	—	155,922	—	155,922
Change in fair value of mortgage servicing rights	—	(94,057)	(94,057)	—	(94,057)	—	(94,057)
Interest income (expense), net	3,986	668	4,654	(21,500)	(16,846)	—	(16,846)
Other income	—	176	176	18,638	18,814	(17,361)	1,453
Total	$463,840	$62,727	$526,567	$(2,862)	$523,705	$(17,361)	$506,344
Contribution margin	$166,412	$25,248	$191,660	$(92,996)	$98,664
(1)The Company includes the (income) loss from its equity method investments in the All Other segment. In order to reconcile to Total revenue, net on the condensed consolidated statements of operations, it must be removed as is presented above.
The following presents a reconciliation of contribution margin to consolidated U.S. GAAP Loss (income) before income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
(Loss) income before income tax	$(49,394)	$(113,620)	$(27,935)	$81,303
(Loss) income from equity method investment	(9,144)	13,198	(14,416)	17,361
Contribution margin	$(58,538)	$(100,422)	$(42,351)	$98,664
Note 18 – Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include valuation of MSRs, insurance brokerage services, loan review and tax payment services for certain loan originations. The Company recorded $4.7 million and $20.8 million for the three and six months ended June 30, 2022, respectively, and $3.8 million and $10.1 million for the three and six months ended June 30, 2021, respectively, for products, services, and other transactions in Loan expense, Loan servicing expense, Production technology, General and administrative and Other expenses in the condensed consolidated statements of operations.
Note 19 – Sale of The Correspondent Channel
On June 1, 2022 (the “Closing Date”), HPF completed the previously announced sale of certain assets of HPF’s delegated Correspondent channel to Planet Home Lending, LLC (“Planet”). The sale of the correspondent channel reduces the Company’s expenses and enables reallocation of resources to our Wholesale channel.
The purchase price for such assets was $2.5 million in cash, plus an earnout payment based on certain of Planet’s correspondent origination volume during the two-year period commencing on the Closing Date. The Company records the earnout payment when the consideration is determined to be realizable. The sale resulted in a $0.4 million loss in Other expenses in the condensed consolidated statements of operations.

Note 20 – Subsequent Events
Credit Suisse Warehouse Facility Amendment
On August 8, 2022, the Company amended $1.2 billion warehouse facility with Credit Suisse. The amendment reduced the capacity of this warehouse facility to $300 million.
HPMAC
On August 9, 2022, HPC entered into a definitive agreement with MS Investorco, LLC to sell its equity interests in HPAM for the estimated tangible book value of the Acquired Companies (as defined below) plus an immaterial cash amount (the “HPAM Transaction”). HPAM is the owner of 100% of the outstanding and issued shares of capital stock in HPMAC (each of HPAM and HPMAC, an “Acquired Company”, and collectively the “Acquired Companies”). The HPAM Transaction is expected to close in the second half of 2022, subject to customary closing conditions, including regulatory approvals and notices.

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
Data as of and for the three and six months ended June 30, 2022 and 2021, have been derived from our condensed consolidated financial statements included elsewhere in this Report.
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
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with 8,744 partnering independent mortgage brokerages (“Broker Partners”) to reach our end-borrower customers. In the second quarter of 2022, we had 3,573 active broker partners. Through our Wholesale channel, we propel the success of our Broker Partners through a combination of full service, localized sales coverage, and an efficient loan fulfillment process supported by our fully integrated technology platform. On June 1, 2022, the Company completed the previously announced sale of the Correspondent channel, through which we purchased closed and funded mortgages from a trusted network of 670 correspondent sellers (“Correspondent Partners”). For additional information refer to Note 19 – Sale of The Correspondent Channel. In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our approximately 320 thousand servicing customers, with the ultimate objective of securing them as a Customer for Life. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac began subservicing newly originated agency loans for us in the second quarter of 2022. The balance of the agency portfolio and all of the Ginnie Mae portfolio will transition to ServiceMac in the third quarter of 2022. ServiceMac will perform servicing functions on the Company’s behalf, but we will continue to hold the MSRs. We expect that our relationship with ServiceMac will allow us to maintain a leaner cost structure with a greater variable component and will provide greater flexibility when strategically selling certain non-core MSRs. The number of our servicing portfolio customers was 320 thousand and 426 thousand, while the unpaid principal balance (“UPB”) was $92.2 billion and $133.9 billion as of June 30, 2022 and December 31, 2021, respectively.
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2021.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 Summary
We generated $70.0 million of total revenue, net for the three months ended June 30, 2022 compared to $84.4 million of total revenue, net for the three months ended June 30, 2021. We had $44.4 million of net loss for the three months ended June 30, 2022 compared to $73.2 million of net loss for the three months ended June 30, 2021. We generated $57.4 million of Adjusted revenue for the three months ended June 30, 2022 compared to $126.8 million for the three months ended June 30, 2021. We had $46.9 million of Adjusted net loss for the three months ended June 30, 2022 compared to $51.0 million Adjusted net loss for the three months ended June 30, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.

We originated $9.3 billion of mortgage loans for the three months ended June 30, 2022 compared to $25.5 billion for the three months ended June 30, 2021, representing a decrease of $16.2 billion or 63.5%. Our MSR Servicing Portfolio was $90.5 billion as of June 30, 2022 compared to $124.3 billion as of June 30, 2021. Year-over-year decreases were due to rising interest rates and increased competition in the industry. Our gain on sale margins decreased 16 basis points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 210 basis points from June 30, 2021 to June 30, 2022. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease, which also increases competition, resulting in lower gain on sale margins. However, when rates increase, we experience lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 Summary
We generated $228.2 million of total revenue, net for the six months ended June 30, 2022 compared to $506.3 million of total revenue, net for the six months ended June 30, 2021. We had $32.6 million of net loss for the six months ended June 30, 2022 compared to $75.8 million of net income for the six months ended June 30, 2021. We generated $144.1 million of Adjusted revenue for the six months ended June 30, 2022 compared to $450.9 million for the six months ended June 30, 2021. We had $77.8 million of Adjusted net loss for the six months ended June 30, 2022 compared to $23.4 million Adjusted net income for the six months ended June 30, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
We originated $21.8 billion of mortgage loans for the six months ended June 30, 2022 compared to $54.9 billion for the six months ended June 30, 2021, representing a decrease of $33.1 billion or 60.2%. As noted above, our MSR Servicing Portfolio was $90.5 billion as of June 30, 2022 compared to $124.3 billion as of June 30, 2021. Year-over-year decreases were due to rising interest rates and increased competition in the industry. Our gain on sale margins also decreased 50 basis points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Additionally, as noted above, average 30-year mortgage rates increased by approximately 210 basis points from June 30, 2021 to June 30, 2022. As noted above, an increase of this nature generally results in lower Origination volume and lower gain on sale margins. However, the higher rates result in an upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through three distinct production channels: Direct, Wholesale and Correspondent. The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of 8,744 Broker Partners. The Correspondent channel consists of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. As discussed in Note 19 – Sale of The Correspondent Channel above, on June 1, 2022, the Company completed the previously announced sale of the Correspondent channel. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated contribution margin of $(29.9) million and $(38.2) million for the three and six months ended June 30, 2022, respectively and $(20.9) million and $166.4 million for the three and six months ended June 30, 2021, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell MSRs. Our Servicing segment generated Contribution margins of $20.0 million and $103.3 million for the three and six months ended June 30, 2022, respectively and $(39.6) million and $25.2 million for the three and six months ended June 30, 2021, respectively.
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
Early 2021 had a falling interest rate environment. In the second half of 2021, interest rates started to rise, which continued into the first half of 2022. Because origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, we believe that our two principal sources of revenue, mortgage origination and mortgage loan servicing, create a natural hedge against changes in the interest rate environment. Additionally, to mitigate the interest rate risk impact, we employ economic hedging strategies. Our economic hedging strategies allow us to protect our investment and help us manage our liquidity through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.
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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Other key performance indicators include the number of Broker Partners, prior to the sale of our Correspondent channel, number of Correspondent Partners, which enable us to monitor key inputs of our business model. As noted above, on June 1, 2022, the Company completed the previously announced sale of the Correspondent channel. For additional information refer to Note 19 – Sale of The Correspondent Channel. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.

Origination Segment KPIs
The following presents key performance indicators for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Origination Volume by Channel
Wholesale	$7,382,358	$18,380,041	$16,700,059	$38,048,305
Correspondent	1,731,820	5,695,078	4,465,121	13,938,458
Direct	177,689	1,390,698	681,760	2,904,985
Origination volume	$9,291,867	$25,465,817	$21,846,940	$54,891,748

Fallout Adjusted (“FOA”) Lock Volume by Channel
Wholesale	$7,483,278	$15,566,192	$17,046,986	$31,706,115
Correspondent	1,269,053	3,962,583	3,879,896	10,635,642
Direct	125,874	835,980	540,444	1,575,776
FOA Lock Volume	$8,878,205	$20,364,755	$21,467,326	$43,917,533

Gain on sale margin by Channel
Wholesale	$47,654	$114,486	$110,240	$359,536
Correspondent	2,002	9,270	5,452	31,432
Direct	3,214	26,322	13,911	53,080
Gain on sale margin attributable to channels	52,870	150,078	129,603	444,048
Other (loss) gain on sale(a)	(15,685)	(32,869)	(19,653)	19,791
Total gain on sale margin(b)	$37,185	$117,209	$109,950	$463,839

Gain on sale margin by Channel (bps)
Wholesale	64	74	65	113
Correspondent	16	23	14	29
Direct	256	315	257	334
Gain on sale margin attributable to channels	60	74	60	101
Other (loss) gain on sale(a)	(18)	(16)	(9)	—
Total gain on sale margin(b)	42	58	51	101

Origination Volume by Purpose
Purchase	71.3%	35.2%	55.9%	20.4%
Refinance	28.7%	64.8%	44.1%	79.6%

	June 30,
	2022	2021
Market Share
Overall share of origination market(c)	1.7%	2.2%
Share of wholesale channel(d)	8.3%	10.2%

Third Party Partners
Number of Broker Partners(e)	8,744	6,738
Number of Correspondent Partners(f)	670	642
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
(c) Overall share of origination market share data for June 30, 2022 is as of March 31, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of June 30, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d) Share of wholesale channel for June 30, 2022 is as of March 31, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of June 30, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.
(e) Number of Broker Partners with whom the Company sources loans.
(f) Number of Correspondent Partners from whom the Company purchased loans prior to the completion of the previously announced sale of the Correspondent channel on June 1, 2022.
Servicing Segment KPIs
The following presents key performance indicators for our business:

	June 30,
	2022	2021
	(dollars in thousands)
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$90,516,421	$124,258,935
MSR Servicing Portfolio - Units(b)	320,215	449,029

60 days or more delinquent(c)	0.9%	1.6%

MSR Portfolio
MSR multiple(d)	5.83	3.69
Weighted Average Note Rate (e)	3.18%	3.09%
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

The following presents a reconciliation of Adjusted revenue and Adjusted net (loss) income to the nearest U.S. GAAP financial measures of Total revenue, net and Net (loss) income, as applicable:
Reconciliation of Adjusted Revenue to Total Revenue, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Total revenue, net	$70,008	$84,372	$228,179	$506,344
(Loss) income from equity method investment	(9,144)	13,198	(14,416)	17,361
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(3,502)	29,181	(69,635)	(72,837)
Adjusted revenue	$57,362	$126,751	$144,128	$450,868
Reconciliation of Adjusted Net (Loss) Income to Total Net (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net (loss) income	$(44,417)	$(73,213)	$(32,553)	$75,756
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(3,502)	29,181	(69,635)	(72,837)
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	1,001	(6,988)	24,424	20,523
Adjusted net (loss) income	$(46,918)	$(51,020)	$(77,764)	$23,442
(a)MSR fair value changes due to valuation inputs and assumptions are measured using a stochastic discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to Note 4 – Mortgage Servicing Rights to our condensed consolidated financial statements included elsewhere in this Report. We exclude changes in fair value of MSRs (due to inputs and assumptions), net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full. The adjustment includes the loss on MSR sales since it is not indicative of the Company’s results of operations.
(b)The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income (loss) before income tax.
Results of Operations – Three and Six Months Ended June 30, 2022 and 2021
Consolidated Results of Operations
The following presents certain consolidated financial data:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$13,234	$75,029	$(61,795)	(82.4%)
Loan fee income	15,255	39,500	(24,245)	(61.4%)

Interest income	27,533	34,648	(7,115)	(20.5%)
Interest expense	(28,920)	(44,136)	15,216	(34.5%)
Interest expense, net	(1,387)	(9,488)	8,101	(85.4%)
Loan servicing fees	62,872	85,584	(22,712)	(26.5%)
Change in fair value of mortgage servicing rights	(29,887)	(106,905)	77,018	(72.0%)
Other income	9,921	652	9,269	1421.6%
Total revenue, net	70,008	84,372	(14,364)	(17.0%)
Expenses:
Compensation and benefits	75,601	127,296	(51,695)	(40.6%)
Loan expense	6,969	17,483	(10,514)	(60.1%)
Loan servicing expense	7,121	7,507	(386)	(5.1%)
Production technology	4,343	8,170	(3,827)	(46.8%)
General and administrative	16,969	26,549	(9,580)	(36.1%)
Depreciation and amortization	2,627	2,350	277	11.8%
Other expenses	5,772	8,637	(2,865)	(33.2%)
Total expenses	119,402	197,992	(78,590)	(39.7%)
Loss before income tax	(49,394)	(113,620)	64,226	(56.5%)
Income tax benefit	14,121	27,209	(13,088)	(48.1%)
(Loss) income from equity method investment	(9,144)	13,198	(22,342)	(169.3%)
Net (loss) income	$(44,417)	$(73,213)	$54,972	(75.1%)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$58,638	$376,257	$(317,619)	(84.4%)
Loan fee income	35,159	83,615	(48,456)	(58.0%)

Interest income	54,610	60,225	(5,615)	(9.3%)
Interest expense	(62,015)	(77,071)	15,056	(19.5%)
Interest expense, net	(7,405)	(16,846)	9,441	(56.0%)
Loan servicing fees	143,936	155,922	(11,986)	(7.7%)
Change in fair value of mortgage servicing rights	(12,704)	(94,057)	81,353	(86.5%)
Other income	10,555	1,453	9,102	626.4%
Total revenue, net	228,179	506,344	(278,165)	(54.9%)
Expenses:
Compensation and benefits	165,033	280,938	(115,905)	(41.3%)
Loan expense	15,984	35,178	(19,194)	(54.6%)
Loan servicing expense	12,867	15,600	(2,733)	(17.5%)
Production technology	9,208	17,455	(8,247)	(47.2%)
General and administrative	36,640	52,786	(16,146)	(30.6%)
Depreciation and amortization	5,314	5,111	203	4.0%
Other expenses	11,068	17,973	(6,905)	(38.4%)
Total expenses	256,114	425,041	(168,927)	(39.7%)
(Loss) income before income tax	(27,935)	81,303	(109,238)	(134.4%)
Income tax benefit (expense)	9,798	(22,908)	32,706	(142.8%)
(Loss) income from equity method investment	(14,416)	17,361	(31,777)	(183.0%)
Net (loss) income	$(32,553)	$75,756	$(173,721)	(229.3%)
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following presents certain financial data for the Origination segment:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$13,234	$75,011	$(61,777)	(82.4)%
Loan fee income	15,255	39,500	(24,245)	(61.4)%

Interest income	26,104	33,903	(7,799)	(23.0)%
Interest expense	(17,463)	(31,205)	13,742	(44.0)%
Interest income, net	8,641	2,698	5,943	220.3%
Other income	55	—	55	N/A
Total origination revenue, net	37,185	117,209	(80,024)	(68.3)%
Expenses:
Compensation and benefits	48,094	98,806	(50,712)	(51.3)%
Loan expense	6,969	17,277	(10,308)	(59.7)%
Loan servicing expense	—	20	(20)	(100.0)%
Production technology	3,893	7,613	(3,720)	(48.9)%
General and administrative	6,849	12,053	(5,204)	(43.2)%
Other expenses	1,237	2,290	(1,053)	(46.0)%
Total origination expenses	67,042	138,059	(71,017)	(51.4)%
Origination net loss	$(29,857)	$(20,850)	$(9,007)	43.2%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$58,638	$376,239	$(317,601)	(84.4)%
Loan fee income	35,159	83,615	(48,456)	(58.0)%

Interest income	52,475	58,894	(6,419)	(10.9)%
Interest expense	(36,378)	(54,908)	18,530	(33.7)%
Interest income, net	16,097	3,986	12,111	303.8%
Other income	55	—	55	N/A
Total origination revenue, net	109,949	463,840	(353,891)	(76.3)%
Expenses:
Compensation and benefits	106,489	219,384	(112,895)	(51.5)%
Loan expense	15,984	34,672	(18,688)	(53.9)%
Loan servicing expense	—	319	(319)	(100.0)%
Production technology	8,000	16,511	(8,511)	(51.5)%
General and administrative	15,136	21,901	(6,765)	(30.9)%
Other expenses	2,587	4,641	(2,054)	(44.3)%
Total origination expenses	148,196	297,428	(149,232)	(50.2)%
Origination net (loss) income	$(38,247)	$166,412	$(204,659)	(123.0)%

Origination Revenue, net
Gain on loans, net
The following presents components of Gain on loans, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
FOA Lock Volume by Channel
Wholesale	$7,483,278	$15,566,192	$17,046,986	$31,706,115
Correspondent	1,269,053	3,962,583	3,879,896	10,635,642
Direct	125,874	835,980	540,444	1,575,776
FOA Lock Volume	$8,878,205	$20,364,755	$21,467,326	$43,917,533

Gain on sale margin by Channel
Wholesale	$47,654	$114,486	$110,240	$359,536
Correspondent	2,002	9,270	5,452	31,432
Direct	3,214	26,322	13,911	53,080
Gain on sale margin attributable to channels	52,870	150,078	129,603	444,048
Other (loss) gain on sale(a)	(15,685)	(32,869)	(19,653)	19,791
Total gain on sale margin(b)	$37,185	$117,209	$109,950	$463,839

Gain on sale margin by Channel (bps)
Wholesale	64	74	65	113
Correspondent	16	23	14	29
Direct	256	315	257	334
Gain on sale margin attributable to channels	60	74	60	101
Other (loss) gain on sale(a)	(18)	(16)	(9)	—
Total gain on sale margin(b)	42	58	51	101

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
The following presents details of the characteristics of our mortgage loan production:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Origination volume	$9,291,867	$25,465,817	$21,846,940	$54,891,748
Originated MSR UPB	9,730,325	26,284,323	23,793,090	54,306,349
Gain on sale margin (a)	0.42%	0.58%	0.51%	1.01%
Retained servicing (UPB)(b)	97.3%	95.8%	97.3%	97.1%
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
Gain on loans, net decreased by $61.8 million, or 82.4% and $317.6 million, or 84.4% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The decrease was primarily due to decreases of $80.0 million and $353.9 million or 68.3% and 76.3% in gain on sale margin for the respective periods.

We experienced a decrease in FOA lock volume and Origination volume across all of our origination channels primarily due to rising interest rates. Additionally, we saw a significant decrease in gain on sale margins due to the competitive environment during the three and six months ended June 30, 2022 compared to the prior year. As mortgage interest rates rise, the origination market contracts, primarily due to a decline in refinance volume, which generally leads to increased competition and lower gain on sale margins. Our origination market share decreased from 2.2% to 1.7% and our share of the wholesale channel decreased from 10.2% to 8.3% compared to the prior year.
Loan fee income
Loan fee income decreased by $24.2 million and $48.5 million, or 61.4% and 58.0%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was consistent with the decrease in Origination volume.
Interest expense, net
Interest income, net increased by $5.9 million and $12.1 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increase in interest income, net was driven by a decrease in warehouse borrowing and related fees due to the decrease in origination volume. Interest income decreased $7.9 million and $6.9 million for the respective three and six months periods due to lower loans held for sale balance partially offset by the impact of the rising interest rates.
Expenses
Total expenses decreased by $71.0 million and $149.2 million, or 51.4% and 50.2%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by decreases in compensation and benefits expense, loan expense, production technology expense, and general and administrative expenses.
Compensation and benefits expense decreased by $50.7 million and $112.9 million, or 51.3% and 51.5%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease in the respective three and six months periods was primarily driven by a decrease of $27.9 million and $54.7 million in salary and benefits due to a decrease in employee headcount and a $22.9 million and $58.5 million decrease in variable compensation resulting from the decrease in Origination volume and the sale of the Correspondent channel. Compensation and benefits expense was 0.5% of Origination volume for the three and six months ended June 30, 2022 and 0.5% and 0.4% for the three and six months ended June 30, 2021.
Loan expense decreased by $10.3 million and $18.7 million, or 59.7% and 53.9%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was consistent with the decrease in Origination volume.
Production technology expense decreased by $3.7 million and $8.5 million, or 48.9% and 51.5%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by lower variable expenses associated with the Company’s origination systems as a result of the decline in origination volume, combined with the investment the Company made in improving and upgrading the Company’s origination technologies in 2021.
General and administrative expenses decreased $5.2 million and $6.8 million, or 43.2% and 30.9%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by decrease in outsourced loan review services due to the decline in origination volume, as well as lower expenses as a result of cost-saving initiatives implemented in the second half of 2021 and continuing during the first half of 2022.
Servicing Segment
The following presents certain financial data for the Servicing segment:

	Three Months Ended June 30,
	2022		2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$—		$18	$(18)	(100.0)%
Loan servicing fees	62,872		85,584	(22,712)	(26.5)%
Change in fair value of mortgage servicing rights	(29,887)		(106,905)	77,018	(72.0)%

Interest income	1,429		746	683	91.6%
Interest expense	—	—	(330)	330	(100.0)%
Interest income, net	1,429		416	1,013	243.5%
Other income	—		48	(48)	(100.0)%
Total servicing revenue, net	34,414		(20,839)	55,253	(265.1)%
Expenses:
Compensation and benefits	5,201		7,580	(2,379)	(31.4)%
Loan expense	—		206	(206)	(100.0)%
Loan servicing expense	7,121		7,487	(366)	(4.9)%
Production technology	450		556	(106)	(19.1)%
General and administrative	1,597		2,986	(1,389)	(46.5)%
Other expenses	22		(58)	80	(137.9)%
Total servicing expenses	14,391		18,757	(4,366)	(23.3)%
Servicing net income	$20,023		$(39,596)	$59,619	(150.6)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$—	$18	$(18)	(100.0)%
Loan servicing fees	143,936	155,922	(11,986)	(7.7)%
Change in fair value of mortgage servicing rights	(12,704)	(94,057)	81,353	(86.5)%

Interest income	2,135	1,332	803	60.3%
Interest expense	—	(664)	664	(100.0)%
Interest income, net	2,135	668	1,467	219.6%
Other income	—	176	(176)	(100.0)%
Total servicing revenue, net	133,367	62,727	70,640	112.6%
Expenses:
Compensation and benefits	12,885	15,160	(2,275)	(15.0)%
Loan expense	—	506	(506)	(100.0)%
Loan servicing expense	12,867	15,281	(2,414)	(15.8)%
Production technology	1,206	944	262	27.8%
General and administrative	3,084	5,348	(2,264)	(42.3)%
Other expenses	68	240	(172)	(71.7)%
Total servicing expenses	30,110	37,479	(7,369)	(19.7)%
Servicing net income	$103,257	$25,248	$78,009	309.0%

Servicing Revenue, Net
Loan servicing fees
The following presents certain characteristics of our mortgage loan servicing portfolio:

	June 30,
	2022	2021
	(dollars in thousands)
MSR Servicing Portfolio (UPB)	$90,516,421	$124,258,935
Average MSR Servicing Portfolio (UPB)	$96,250,600	$106,268,092
MSR Servicing Portfolio (Loan Count)	320,215	449,029
MSRs Fair Value Multiple (x)	5.83	3.69
Delinquency Rates (%)	1.7%	1.6%
Weighted average credit score	747	746
Weighted average servicing fee, net (bps)	26.9	27.7
Loan servicing fees decreased by $22.7 million and $12.0 million, or 26.5% and 7.7%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease for the respective three and six month periods was primarily driven by $7.7 million and $10.3 million lower ancillary servicing income due to lower loan modification fees earned on GNMA loans as a result of the Company selling 77% of its GNMA MSR portfolio during the fourth quarter of 2021. Additionally, a decrease in servicing fees of $15.0 million and $1.7 million was due to a decrease in the Average MSR Servicing Portfolio of $10.0 billion, or 9.4%, as of June 30, 2022 compared to June 30, 2021.
Change in fair value of MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Realization of cash flows	$(33,389)	$(77,724)	$(82,339)	$(166,894)
Valuation inputs and assumptions	72,395	(94,713)	349,381	103,183
Economic hedging results	(68,893)	65,532	(279,746)	(30,346)
Change in fair value of MSRs	$(29,887)	$(106,905)	$(12,704)	$(94,057)
Change in fair value of MSRs presented losses for both three and six months ended June 30, 2022 and 2021. Fair value losses decreased by $77.0 million, or 72.0% and $81.4 million, or 86.5% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The change was primarily driven by the changes in valuation inputs and assumptions net of hedge that were favorably affected by an increase in interest rates during the period. The change in fair value of MSRs was also attributable to a decrease in loss from realization of cash flows resulting from a decrease in prepayments due to higher interest rates and higher scheduled payments collected on loans in our MSR portfolio. These favorable changes were partially offset by $21.4 million and $77.5 million MSR sale losses for the three and six months ended June 30, 2022.
Expenses
Total expenses decreased by $4.4 million and $7.4 million, or 23.3% and 19.7% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by decreases in compensation and benefits expense, loan servicing expense, and general and administrative expenses.
Compensation and benefits expense decreased by $2.4 million and $2.3 million, or 31.4% and 15.0% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by the salary expense decreases due to employee headcount reductions and efficiencies gained from the subservicing to ServiceMac.
Loan servicing expense decreased by $0.4 million and $2.4 million, or 4.9% and 15.8%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease for the respective three and six month periods was primarily due to $1.5 million and $3.1 million reduction in the provision for servicing advance reserves resulting from the sale of MSRs partially offset by $1.0 million and $1.1 million increase in subservicing fee due to outsourcing of the servicing to ServiceMac.
General and administrative expenses decreased $1.4 million and $2.3 million, or 46.5% and 42.3%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by a decrease in professional services and consulting fees resulting from the Company’s cost savings initiatives.
Corporate
The following presents certain corporate financial data:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(11,457)	$(12,602)	$1,145	(9.1)%
Interest expense, net	(11,457)	(12,602)	1,145	(9.1)%
Other income	722	13,802	(13,080)	(94.8)%
Total corporate revenue, net	(10,735)	1,200	(11,935)	(994.6)%
Expenses:
Compensation and benefits	22,306	20,910	1,396	6.7%
Production technology	—	—	—	N/A
General and administrative	8,523	11,510	(2,987)	(26.0)%
Depreciation and amortization	2,804	2,350	454	19.3%
Other expenses	4,336	6,405	(2,069)	(32.3)%
Total corporate expenses	37,969	41,175	(3,206)	(7.8)%
Corporate net loss	$(48,704)	$(39,975)	$(8,729)	21.8%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(25,637)	$(21,500)	$(4,137)	19.2%
Interest expense, net	(25,637)	(21,500)	(4,137)	19.2%
Other income	(3,916)	18,638	(22,554)	(121.0)%
Total corporate revenue, net	(29,553)	(2,862)	(26,691)	932.6%
Expenses:
Compensation and benefits	45,659	46,394	(735)	(1.6)%
Production technology	2	—	2	N/A
General and administrative	18,420	25,537	(7,117)	(27.9)%
Depreciation and amortization	5,491	5,111	380	7.4%
Other expenses	8,236	13,092	(4,856)	(37.1)%
Total corporate expenses	77,808	90,134	(12,326)	(13.7)%
Corporate net loss	$(107,361)	$(92,996)	$(14,365)	15.4%
Total Corporate Revenue
Interest expense, net
Interest expense, net decreased by $1.1 million, or 9.1% and increased $4.1 million, or 19.2%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The decrease in interest expense for the three month period was driven by the reduction in the Company’s outstanding debt during the three months ended June 30, 2021. The increase in expense for the six months was driven by an increase in corporate debt interest due to issuance of the Senior Notes in January 2021.
Other income
Other income decreased by $13.1 million and $22.6 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by $22.3 million and $31.8 million decrease in income from our equity method investment for the respective three and six month periods, partially offset by $9.3 million debt extinguishment gain related to the repurchase and retirement of $50 million Senior Notes during the three and six months ended June 30, 2022.
Expenses
Total expenses decreased by $3.2 million and $12.3 million, or 7.8% and 13.7%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by decreases in compensation and benefits, general and administrative, and other expenses.

Compensation and benefits expense increased by $1.4 million, or 6.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in severance expense due to headcount reduction resulting from the decrease in Origination volume and variable compensation, partially offset by $2.5 million lower salary expense. Compensation and benefits expense decreased by $0.7 million, or 1.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by a $3.0 million decrease in salaries, partially offset by $2.2 million higher severance pay due to headcount reductions.
General and administrative expense decreased $3.0 million and $7.1 million, or 26.0% and 27.9%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by a decrease in professional services fees of $2.7 million and $7.3 million for the three and six months periods respectively, as a result of increased costs in 2021 associated with the Company’s IPO.
Other expenses decreased $2.1 million, or 32.3% and $4.9 million, or 37.1% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was driven by $1.1 million and $2.6 million reduction in employee related costs for the respective three and six month periods as well as $1.2 million reduction in loss on asset disposal. The decrease in other expense was partially offset by the $0.4 million loss from the sale of the Correspondent channel.
Income Tax Benefit (Expense)
Income tax benefit (expense) is recognized for the entire company rather than on a segment basis. Income tax benefit decreased by $13.1 million and increased by $32.7 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The change is primarily due to the change in (loss) income before income tax. Our overall effective tax rate of 28.6% and 35.1% for the three and six months ended June 30, 2022, respectively and 23.9% and 28.2% for the three and six months ended June 30, 2021, respectively, differed from the U.S. statutory rate of 21.0% primarily due to the impact of the equity investment, state incomes taxes, limitations on the tax deductibility of officers’ compensation applicable to a public entity in both periods, equity-based compensation, and non-deductible transaction costs in 2021 associated with the Company’s IPO.
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
We held mortgage warehouse lines of credit arrangements with 11 separate financial institutions with a total maximum borrowing capacity of $6.0 billion and an unused borrowing capacity of $4.1 billion as of June 30, 2022. Refer to Note 7 – Warehouse Lines of Credit of our condensed consolidated financial statements.
We maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $632.7 million and unused borrowing capacity of $496.9 million as of June 30, 2022. Refer to Note 8 – Term Debt and Other Borrowings, net of our condensed consolidated financial statements.
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
In January, 2021, the Company issued $550.0 million aggregate principal amount of its Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
The Indenture governing the Senior Notes (the “Indenture”) contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants. Refer to Note 8 – Term Debt and Other Borrowings, net of our condensed consolidated financial statements.
The Company was in compliance with all covenants under the indenture and our warehouse facilities and other lines of credit as of June 30, 2022.
The Company may, at any time and from time to time, seek to retire or purchase the Company’s outstanding Senior Notes through cash purchases in the form of open-market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The Company repurchased $50 million Senior Notes during the six months ended June 30, 2022.
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
The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth. The Company was in compliance with these covenants as of June 30, 2022.
Cash Flows
The following presents the summary of the Company’s cash flows:

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used for) operating activities	$2,551,017	$(2,384,211)
Net cash provided by (used for) investing activities	609,828	(25,452)
Net cash (used for) provided by financing activities	(3,205,727)	2,465,644
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,882)	55,981
Cash, cash equivalents and restricted cash at end of period	$162,908	$252,874
Our Cash and cash equivalents and restricted cash as of June 30, 2022 decreased by $90.0 million from June 30, 2021.
Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Six Months Ended June 30,
	2022	2021
Cash flows from:	(dollars in thousands)
Mortgage loans held for sale	$2,463,815	$(2,339,287)
Gain on loans, net	(58,638)	(376,257)
Decrease in fair value of derivative assets	25,105	209,106
Other operating sources	120,735	122,227
Net cash provided by (used for) operating activities	$2,551,017	$(2,384,211)
Cash provided by operating activities increased by $4,935.2 million for the six months ended June 30, 2022 compared to the cash used for operating activities for the six months ended June 30, 2021. The increase provided by operating activities is primarily driven by decrease in the level of inventory of loans held for sale as a result of a decrease in Origination volume for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Investing Activities
Cash provided by investing activities increased by $635.3 million primarily due to proceeds from sale of MSRs of $630.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in Warehouse borrowings as shown below:

	Six Months Ended June 30,
	2022	2021
Cash flows from:	(dollars in thousands)
Warehouse borrowings, net	$(2,808,263)	$2,052,175
Distributions to parent, net (a)	—	(294,897)
Other financing sources	(397,464)	708,366
Net cash (used for) provided by financing activities	$(3,205,727)	$2,465,644
(a) distributions to HPLP, our direct parent prior to the consummation of the merger consummated in connection with the IPO.
Cash used for financing activities increased for the six months ended June 30, 2022 compared to the cash provided by financing activities for the six months ended June 30, 2021. The increase in use was primarily driven by decrease in proceeds, net of payments, on warehouse borrowings due to a decrease in Origination volume.
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
Repurchase and Indemnification Obligations
In the ordinary course of business, we are exposed to liability with respect to certain representations and warranties that we make to the investors who purchase the loans that we originate. Under certain circumstances, we may be required to repurchase mortgage loans, or indemnify the purchaser of such loans for losses incurred, if there has been a breach of these representations and warranties, or in the case of early payment defaults. In addition, in the event of an early payment default, we are contractually obligated to refund certain premiums paid to us by the investors who purchased the related loan. Refer to Note 11 – Representation and Warranty Reserve to our condensed consolidated financial statements for additional information.
Suspension of Dividend
Our Board has determined not to declare a dividend on our common stock for the three month period ended June 30, 2022. The Board’s determination reflects our desire to maintain a strong liquidity position to support operations in the current macroeconomic environment, including rising interest rates and inflationary pressure, and the potential impact on our results of operations and financial condition.
The Board intends to reassess the payment of cash dividends on a quarterly basis. Future determinations to declare and pay cash dividends, if any, will be made at the discretion of the Board and will depend on a variety of factors, including general macroeconomic, business and financial market conditions; applicable laws; our financial condition, results of operations, contractual restrictions, capital requirements, and business prospects; and other factors the Board may deem relevant at the time.
New Accounting Pronouncements Not Yet Effective
Refer to Note 2 – Basis of Presentation and New Accounting Pronouncements to our condensed consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide information for this item.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.
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
None.
Issuer Repurchases of Equity Securities
The following table summarizes the Company’s common stock repurchase activity for the three months ended June 30, 2022.

ISSUER REPURCHASES OF COMMON STOCK
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(a)
April 1, 2022 - April 30, 2022	487,808	$3.07	487,808	$4,997,630
May 1, 2022 - May 31, 2022	230,298	3.17	230,298	4,250,020
June 1, 2022 - June 30, 2022	—	—	—	4,250,020
Total for the three months ended June 30, 2022	718,106	$3.13	718,106	$4,250,020
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
10.1*+
Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.

10.2
Amendment No. 19 to Master Repurchase Agreement, dated as of May 1, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2022 and incorporated herein by reference).

10.3*+	Change in Terms Agreement, dated as of May 11, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank.
10.3.1*+	Change in Terms Agreement, dated as of June 28, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank.
10.4*+	Amendment No. 2 to Master Repurchase Agreement, dated as of May 13, 2022, by and between Barclays Bank PLC, as purchaser and agent, and Home Point Financial Corporation, as seller.
10.5*	Rate Amendment to Master Repurchase Agreement, dated as of May 19, 2022, by and between Wells Fargo Bank, N.A., as buyer, and Home Point Financial Corporation, as seller.
10.6*+
Eighth Amendment to the Amended and Restated Master Repurchase Agreement and Amended and Restated Pricing Letter, dated as of June 29, 2022, by and among Home Point Financial Corporation, as seller, TIAA, FSB, formerly known as EverBank, as administrative agent and buyer, and Capital One, National Association, as buyer.

10.7*+
Amendment No. 8 to the Master Repurchase Agreement, dated as of June 30, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.8*+
Amendment No. 10 to Master Repurchase Agreement and Securities Contract, dated as of June 30, 2022, by and between Home Point Financial Corporation, as seller, Morgan Stanley Bank, N.A., as buyer, and Morgan Stanley Mortgage Capital Holdings LLC, as agent.

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

HOME POINT CAPITAL INC.

Dated: August 11, 2022	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)