Form 10-Q
period 2022-09-30
Home Point Capital Inc.
filed 2022-11-14
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 138,398,707 shares of common stock, par value $0.0000000072 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$130,338	$170,987
Restricted cash	18,083	36,803
Cash and cash equivalents and Restricted cash	148,421	207,790
Mortgage loans held for sale (at fair value)	917,752	5,107,161
Mortgage servicing rights (at fair value)	1,492,547	1,525,103
Property and equipment, net	13,356	21,892
Accounts receivable, net	167,744	129,092
Derivative assets	72,160	84,385
Goodwill	—	10,789
Government National Mortgage Association loans eligible for repurchase	194,473	65,237
Assets held for sale	38,886	63,664
Other assets	36,947	43,228
Total assets	$3,082,286	$7,258,341
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$870,640	$4,718,658
Term debt and other borrowings, net	941,297	1,226,524
Accounts payable and accrued expenses	82,896	138,193
Government National Mortgage Association loans eligible for repurchase	194,473	65,237
Deferred tax liabilities	193,919	229,752
Derivative liabilities	92,825	26,736
Other liabilities	67,019	76,588
Total liabilities	2,443,069	6,481,688
Note 9 – Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (250,000,000 authorized shares, none issued and outstanding, $0.0000000072 par value per share)	—	—
Common stock (1,000,000,000 authorized shares, 138,399,748 and 139,326,953 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, $0.0000000072 par value per share)	—	—
Additional paid-in capital	512,620	523,811
Retained earnings	126,597	252,842
Total shareholders’ equity	639,217	776,653
Total liabilities and shareholders’ equity	$3,082,286	$7,258,341

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
(Loss) gain on loans, net	$(10,278)	$145,471	$48,360	$521,727
Loan fee income	7,606	34,484	42,765	118,099

Interest income	21,452	36,719	76,062	96,944
Interest expense	(26,341)	(45,532)	(88,356)	(122,603)
Interest expense, net	(4,889)	(8,813)	(12,294)	(25,659)
Loan servicing fees	60,140	91,831	204,076	247,753
Change in fair value of mortgage servicing rights	(46,187)	10,970	(58,891)	(83,087)
Other income	1,925	658	12,480	2,111
Total revenue, net	8,317	274,601	236,496	780,944
Expenses:
Compensation and benefits	62,765	114,612	227,798	395,550
Loan expense	3,977	16,618	19,961	51,796
Loan servicing expense	11,221	6,681	24,088	22,282
Production technology	3,676	7,583	12,884	25,038
General and administrative	12,479	21,741	49,119	74,527
Depreciation and amortization	2,599	2,440	7,913	7,551
Impairment of goodwill	10,789	—	10,789	—
Other expenses	8,118	5,649	19,186	23,620
Total expenses	115,624	175,324	371,738	600,364
(Loss) income before income tax	(107,307)	99,277	(135,242)	180,580
Income tax benefit (expense)	25,039	(27,341)	34,837	(50,250)
(Loss) income from equity method investment	(11,862)	(713)	(26,278)	16,649
Net (loss) income	$(94,130)	$71,223	$(126,683)	$146,979

(Loss) earnings per share:
Basic	$(0.68)	$0.51	$(0.91)	$1.06
Diluted	$(0.68)	$0.51	$(0.91)	$1.05

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited – dollars in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, January 1, 2022	139,326,953	$—	$523,811	$—	$252,842	$776,653
Stock repurchase	(461,690)	—	—	(1,513)	—	(1,513)
Dividends to shareholders	—	—	—	—	(5,575)	(5,575)
Employee stock purchases (option exercise)	97,223	—	122	—	—	122
Equity-based compensation	—	—	1,706	—	—	1,706
Net income	—	—	—	—	11,864	11,864
Balance at March 31, 2022	138,962,486	$—	$525,639	$(1,513)	$259,131	$783,257
Stock repurchase	(718,106)	—	—	(2,261)	—	(2,261)
Retirement of treasury stock	—	—	(15,338)	3,774	11,564	—
Dividends to shareholders	—	—	—	—	(5,551)	(5,551)
Employee stock purchases (option exercise)	11,114	—	(33)	—	—	(33)
Equity-based compensation (restricted stock units vesting)	124,778	—	1,407	—	—	1,407
Net loss	—	—	—	—	(44,417)	(44,417)
Balance at June 30, 2022	138,380,272	$—	$511,675	$—	$220,727	$732,402
Employee stock purchases (option exercise)	19,476	—	(29)	—	—	(29)
Equity-based compensation (restricted stock units vesting)	—	—	974	—	—	974
Net loss	—	—	—	—	(94,130)	(94,130)
Ending balance, September 30, 2022	138,399,748	$—	$512,620	$—	$126,597	$639,217

	Common Stock		Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Beginning balance, January 1, 2021	138,860,103	$—	$519,510	$407,964	$927,474
Contributed capital	—	—	—	192	192
Distributions to parent	—	—	—	(295,089)	(295,089)
Employee stock purchases (option exercise)	185,073	—	(1,028)	—	(1,028)
Equity-based compensation	—	—	1,779	—	1,779
Net income	—	—	—	148,969	148,969
Balance at March 31, 2021	139,045,176	$—	$520,261	$262,036	$782,297
Employee stock purchases (option exercise)	441,921	—	(1,503)	—	(1,503)
Equity-based compensation	—	—	1,747	—	1,747
Net loss	—	—	—	(73,213)	(73,213)
Balance at June 30, 2021	139,487,097	$—	$520,505	$188,823	$709,328
Dividend to shareholders	—	—	—	(20,924)	(20,924)
Employee stock purchases (option exercise)	39,927	—	(105)	—	(105)
Equity-based compensation	—	—	1,680	—	1,680
Net income	—	—	—	71,223	71,223
Ending balance, September 30, 2021	139,527,024	$—	$522,080	$239,122	$761,202
See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(126,683)	$146,979
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	7,913	7,551
Amortization of debt issuance costs	2,451	2,444
Impairment of goodwill	10,789	—
Impairment of equity method investment	8,795	—
Gain on loans, net	(48,360)	(521,727)
Provision for representation and warranty reserve	7,016	9,358
Equity-based compensation expense	4,067	5,206
Deferred income tax (benefit) expense	(35,833)	50,301
Loss (income) from equity method investment	17,483	(16,649)
Originations and purchases of mortgage loans held for sale	(26,835,939)	(79,464,436)
Proceeds from sale and payments of mortgage loans held for sale	30,233,888	75,786,570
Decrease in fair value of mortgage servicing rights	58,891	83,087
Decrease in fair value of mortgage loans held for sale	155,228	6,906
(Increase) decrease in fair value of derivative assets	12,226	169,721
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	10,756	35,360
Decrease (increase) in other assets	6,281	(7,369)
Decrease in accounts payable and accrued expenses	(59,402)	(40,959)
Increase in other liabilities	49,498	90,193
Net cash provided by (used for) operating activities	3,479,065	(3,657,464)
Investing activities:
Purchases of property and equipment, net of disposals	623	(8,786)
Purchase of mortgage servicing rights	(23,033)	(33,027)
Proceeds from sale of mortgage servicing rights	635,992	111,609
Equity method investment	(1,500)	—
Net cash provided by investing activities	612,082	69,796

See accompanying notes to the unaudited condensed consolidated financial statements.

Financing activities:
Proceeds from warehouse borrowings	28,584,681	81,365,921
Payments on warehouse borrowings	(32,432,698)	(78,062,859)
Proceeds from term debt borrowings	595,000	1,213,400
Payments on term debt borrowings	(880,000)	(550,000)
Proceeds from other borrowings	70,000	75,000
Payments on other borrowings	(73,250)	(115,000)
Write off (payments of debt issuance costs),net	572	(14,103)
Employee stock purchases (option expense)	60	(2,636)
Common stock repurchases	(3,774)	—
Contributed capital from parent	—	192
Dividends to shareholders	(11,107)	(20,924)
Distributions to parent	—	(295,089)
Net cash (used for) provided by financing activities	(4,150,516)	3,593,902
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,369)	6,234
Cash, cash equivalents and restricted cash at beginning of period	207,790	196,893
Cash, cash equivalents and restricted cash at end of period	$148,421	$203,127
Supplemental disclosure:
Cash paid for interest	$97,667	$104,119
Cash refunded for income taxes	$(2,897)	$(33,740)
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
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements include the financial statements of HPC and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2021 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021.
All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
The Company reclassified gains and losses on MSR sales from Other income to the Change in fair value of mortgage servicing rights on the condensed consolidated statement of operations. Prior periods have been reclassified to conform to current period presentation.
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
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, subject to meeting certain criteria, provides optional expedients and exceptions related to applying U.S. GAAP to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. This guidance was effective upon issuance and allows application to contract changes as early as January 1, 2020. Subsequently, in 2021, the FASB issued ASU 2021-01, Reference Rate Reform, to further clarify and expand certain aspects of Topic 848. The Company is in the process of reviewing its derivative and hedging instruments that utilize LIBOR as the reference rate. The Company adopted ASU 2020-04 and ASU 2021-01 in September, 2022. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
As of September 30, 2022, there have been no new accounting pronouncements recently issued or adopted that have had or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements.
Note 3 – Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents mortgage loans held for sale (“MLHS”) at fair value, by type:

	September 30, 2022
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$601,365	$(36,953)	$564,412
Government(2)	370,132	(17,004)	353,128
Reverse(3)	275	(63)	212
Total	$971,772	$(54,020)	$917,752

	December 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(1)	$4,206,099	$79,389	$4,285,488
Government(2)	799,579	21,902	821,481
Reverse(3)	275	(83)	192
Total	$5,005,953	$101,208	$5,107,161
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
MLHS on nonaccrual status had $35.5 million and $26.1 million of unpaid principal balances and $27.6 million and $21.6 million estimated fair value, as of September 30, 2022 and December 31, 2021, respectively.
The Company had $0.9 billion in unpaid principal balance pledged to secure its mortgage warehouse line of credit as of September 30, 2022.

The following presents a reconciliation of the changes in MLHS to the amounts presented on the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021

Fair value at beginning of period	$5,107,161	$3,301,694
Mortgage loans originated and purchased	26,835,939	79,464,436
Proceeds on sales and payments received	(30,233,888)	(75,786,570)
Change in fair value	(155,228)	(6,906)
Loss on loans(1)	(636,232)	(292,458)
Fair value at end of period	$917,752	$6,680,196
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
The following presents an analysis of the changes in capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Balance at beginning of period	$1,419,105	$1,267,253	$1,525,103	$748,457
MSRs originated	78,610	212,368	443,293	776,174
MSRs purchased	5,254	14,326	23,033	33,027
MSRs sold	—	(103,017)	(755,502)	(103,017)
Changes in valuation model inputs	18,256	85,150	367,637	188,334
Change due to cash payoffs and principal amortization	(28,678)	(73,940)	(111,017)	(240,835)
Balance at end of period	$1,492,547	$1,402,140	$1,492,547	$1,402,140
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans):

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Ginnie Mae	$9,811,192	$5,602,582
Fannie Mae	47,114,227	70,174,987
Freddie Mac	37,132,116	52,547,588
Other	30,290	34,417
Total	$94,087,825	$128,359,574

MSR balance	$1,492,547	$1,525,103
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs:

	September 30, 2022	December 31, 2021
Discount rate	9.36%	8.68%
Weighted average prepayment speeds	6.27%	8.30%

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
The following presents the impact on the fair value of the Company’s MSR portfolio when applying the following hypothetical data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
	(dollars in thousands)
September 30, 2022	$(66,356)	$(126,825)	$(39,568)	$(76,960)
December 31, 2021	$(66,885)	$(128,172)	$(56,278)	$(108,621)
The following presents information related to loans serviced:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Total unpaid principal balance	$95,032,958	$133,889,085
Loans 30-89 days delinquent	848,812	656,012
Loans delinquent 90 or more days or in foreclosure	719,878	777,650
The following presents components of Loan servicing fees as reported in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Contractual servicing fees	$61,522	$84,271	$204,903	$229,369
Late fees	129	1,458	2,145	3,923
Other	(1,511)	6,102	(2,972)	14,461
Total	$60,140	$91,831	$204,076	$247,753
The Company held for its customers $10.8 million and $19.9 million of escrow funds recorded in Other liabilities in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The Company reported $0.5 million gain and $74.2 million loss on MSR sales in the Change in fair value of mortgage servicing rights in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. The Company reclassified $7.4 million gain on MSR sales from Other income to the Change in fair value of mortgage servicing rights on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

Note 5 – Derivative Financial Instruments
The following presents the outstanding notional amounts and fair values of derivative instruments not designated as hedging instruments:

	September 30, 2022
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$1,739,739	$59,714	$600
Interest rate lock commitments	1,521,029	2,199	29,176
Forward purchase contracts	67,000	—	3,399
Interest rate swap futures contracts	2,880,000	1,478	—
Treasury futures purchase contracts	940,000	—	—
Margin		8,769	59,650
Total		$72,160	$92,825

	December 31, 2021
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$7,819,802	$6,969	$8,242
Interest rate lock commitments	6,068,763	29,887	2,843
Forward purchase contracts	1,521,000	3,031	281
Interest rate swap futures contracts	1,540,000	111	5,662
Treasury futures purchase contracts	4,720,000	—	—
Margin		44,387	9,708
Total		$84,385	$26,736

The following presents the recorded gain (loss) on derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Forward sale contracts	$61,234	$67,436	$58,430	$111,004
Interest rate lock commitments	(43,814)	(36,175)	(53,584)	(242,466)
Forward purchase contracts	(1,138)	(8,098)	(4,191)	(11,976)
Interest rate swap and Treasury futures purchase contracts	$(33,018)	$(7,810)	$(194,971)	$(25,859)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties for the three and nine months ended September 30, 2022 and 2021.
The following presents a summary of derivative assets and liabilities and related netting amounts:

	September 30, 2022
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$59,714	$(600)	$(42,100)	$17,014
Forward purchase contracts	—	—	—	—
Interest rate swap futures contracts	1,478	(1,478)	—	—
Liabilities:
Forward sale contracts	(600)	600	—	—
Forward purchase contracts	(3,399)	—	3,134	(265)
Treasury futures purchase contracts	—	1,478	(1,478)	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	2,199	—	—	2,199
Liabilities:
Interest rate lock commitments	(29,176)	—	—	(29,176)
Total derivatives
Assets	$63,391	$(2,078)	$(42,100)	$19,213
Liabilities	$(33,175)	$2,078	$1,656	$(29,441)

	December 31, 2021
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$6,969	$(4,886)	$(1,272)	$811
Forward purchase contracts	3,031	(258)	(2,627)	146
Interest rate swap futures contracts	111	(111)	—	—
Liabilities:
Forward sale contracts	(8,242)	4,886	1,252	(2,104)
Forward purchase contracts	(281)	258	—	(23)
Interest rate swap futures contracts	(5,662)	111	—	(5,551)
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	29,887	—	—	29,887
Liabilities:
Interest rate lock commitments	(2,843)	—	—	(2,843)
Total derivatives
Assets	$39,998	$(5,255)	$(3,899)	$30,844
Liabilities	$(17,028)	$5,255	$1,252	$(10,521)
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
For information on the determination of fair value, refer to Note 12 – Fair Value Measurements.
Note 6 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Servicing receivable-general	$23,097	$359
Pair off receivable	32,169	3,738
Servicing sale receivable	63,734	14,364
Servicing advance receivable	36,023	71,884
Servicing advance reserve	(2,308)	(4,207)
Agency receivable	3,003	20,184
Income tax receivable	7,287	11,181
Warehouse receivable	2,027	1,934
Interest on servicing deposits	157	464
Other	2,555	9,191
Total	$167,744	$129,092
As part of managing the Company’s servicing advances, servicing advance reserve is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.

The following presents changes to the servicing advance reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Servicing advance reserve at beginning of period	$(1,769)	$(9,098)	$(4,207)	$(8,380)
Additions	(1,157)	1,500	(1,259)	(724)
Charge-offs	618	869	3,158	2,375
Servicing advance reserve at end of period	$(2,308)	$(6,729)	$(2,308)	$(6,729)
Note 7 – Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with 9 separate financial institutions with a total maximum borrowing capacity of $3.2 billion and $7.5 billion as of September 30, 2022 and December 31, 2021, respectively, which is primarily uncommitted. The Company had $2.3 billion and $2.8 billion of unused capacity under its warehouse lines of credit as of September 30, 2022 and December 31, 2021, respectively.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date	September 30, 2022
		(dollars in thousands)
$450 million Warehouse Facility[1]	August 2023	284,797
$200 million Warehouse Facility[2]	September 2023	23,366
$200 million Warehouse Facility[3]	September 2023	34,984
$300 million Warehouse Facility[4]	October 2023	140,651
$200 million Warehouse Facility[5]	March 2023	24,727
$50 million Warehouse Facility[6]	March 2023	1,658
$1,200 million Warehouse Facility[7]	May 2024	145,293
$88.5 million Warehouse Facility	Evergreen	8,289
$400 million Warehouse Facility[8]	Evergreen	144,599
Gestation Warehouse Facility	Evergreen	62,276
Total		$870,640
(1)The maturity of this Warehouse Facility has been extended from September 2022 to August 2023.
(2)The capacity of this Warehouse Facility has been reduced from $500 million to $200 million. The maturity of this Warehouse Facility has been extended from September 2022 to September 2023.
(3)The capacity of this Warehouse Facility has been reduced from $500 million to $200 million. The maturity of this Warehouse Facility has been extended from September 2022 to September 2023.
(4)The capacity of this Warehouse Facility has been reduced from $1,200 million to $300 million. The warehouse facility was terminated on October 7, 2022. Refer to Note 22 – Subsequent Events.
(5)The capacity of this Warehouse Facility has been reduced from $400 million to $200 million.
(6)The capacity of this Warehouse Facility has been reduced from $500 million to $250 million as of June 30, 2022 and $50 million as of September 30, 2022.
(7)The maturity of this Warehouse Facility has been extended from May 2023 to May 2024.
(8)The capacity of this Warehouse Facility has been reduced from $550 million to $400 million.

	Maturity Date[9]	December 31, 2021
		(dollars in thousands)
$1,200 million Warehouse Facility	February 2022	$604,421
$500 million Warehouse Facility[10]	March 2022	335,509
$500 million Warehouse Facility	March 2022	381,087
$1,000 million Warehouse Facility[11]	August 2022	716,802
$450 million Warehouse Facility	September 2022	277,060
$500 million Warehouse Facility	September 2022	339,521
$500 million Warehouse Facility	September 2022	375,381
$500 million Warehouse Facility	March 2023	309,898
$1,500 million Warehouse Facility	May 2023	731,132
$88.5 million Warehouse Facility	Evergreen	11,409
$550 million Warehouse Facility	Evergreen	363,959
Gestation Warehouse Facility	Evergreen	179,360
Early Funding[12]		93,119
Total		$4,718,658
(9)Maturity Dates in this table are as of December 31, 2021. The Maturity Dates as of September 30, 2022 are reflected in the table above.
(10)The warehouse facility was terminated on September 23, 2022.
(11)The Warehouse Facility expired in August 2022.
(12)In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
The Company’s warehouse facilities’ variable interest rates are calculated using an index rate generally tied to a Secured Overnight Financing Rate (“SOFR”); plus applicable interest rate margins, with varying index interest and interest rate margin floors. The weighted average interest rate for the Company’s warehouse facilities was 2.70% and 2.36% for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively. The Company’s borrowings are secured by MLHS at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth among others. The Company’s warehouse lines that contain profitability covenants were amended to allow for a net loss for the three months ended September 30, 2022. The Company was in compliance with all warehouse facility covenants as of September 30, 2022.
Note 8 – Term Debt and Other Borrowings, net
The following presents the Company’s term debt and other borrowings, net:

	Maturity Date	Collateral	September 30, 2022	December 31, 2021
			(dollars in thousands)
$1.0 billion MSR Facility	May 2025	MSRs	$450,000	$685,000
$550 million Senior Notes[1]	February 2026	Unsecured	500,000	550,000
$85 million Servicing Advance Facility[2]	May 2023	Servicing Advances	—	3,250
$35 million Operating Line of Credit	May 2023	Mortgage loans	1,000	1,000
Gross			951,000	1,239,250
Debt issuance costs			(9,703)	(12,726)
Total			$941,297	$1,226,524
(1)The Company repurchased and retired $50 million Senior Notes during the nine months ended September 30, 2022.
(2)Effective June 9, 2022, the capacity of the Servicing Advance Facility has been reduced from $90 million to $85 million.

The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”). On April 29, 2022, the Company entered into an amendment to the MSR facility that, among other things, reduced the committed capacity from $650.0 million to $500.0 million. The amendment also replaced the LIBOR based interest rate with SOFR, plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the value of the underlying MSRs. The MSR Facility is collateralized by the Company’s FNMA, FHLMC, and GNMA MSRs. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of September 30, 2022, the Company was in compliance with all covenants under the MSR Facility.
In January 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026. The Company repurchased and retired $50 million Senior Notes during the second quarter of 2022.
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
The Company has a $85.0 million servicing advance facility, which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of Term SOFR plus a margin and an advance rate ranging from 85.0-95.0%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. As of September 30, 2022, the Company was in compliance with all covenants under the servicing advance facility.
The Company also has a $35.0 million operating line, with an interest rate based on the Prime Rate.
The Company had total available capacity of $399.0 million and $29.6 million for its MSR Facility and servicing advance facility, respectively as of September 30, 2022. The Company has no available capacity for its operating line of credit as of September 30, 2022.
Note 9 – Commitments and Contingencies
Commitments to Extend Credit
The Company’s Interest rate lock commitments (“IRLCs”) expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $1.5 billion and $6.1 billion as of September 30, 2022 and December 31, 2021, respectively.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those conducted as part of regulatory oversight of our mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the nine months ended September 30, 2022 and 2021 and is not currently required to pay any such penalties or fines.

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
The most restrictive of the minimum net worth and capital requirements require the Company to maintain a minimum adjusted net worth balance of $224.6 million and $326.3 million as of September 30, 2022 and December 31, 2021, respectively.
The Company is in compliance with all minimum requirements to which it was subject as of September 30, 2022.

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
The following presents the activity of the outstanding repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Repurchase reserve at beginning of period	$38,301	$27,901	$24,577	$18,080
Additions	14,748	1,258	57,166	12,262
Charge-offs	(21,456)	(1,721)	(50,150)	(2,904)
Repurchase reserve at end of period	$31,593	$27,438	$31,593	$27,438
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
Interest rate lock commitments. The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The average pull-through rate for IRLCs was 81.1% and 86.1% as of September 30, 2022 and December 31, 2021, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$904,354	$13,398	$917,752
Interest rate lock commitments	—	—	2,199	2,199
Forward sale contracts	—	59,714	—	59,714
Interest rate swap futures contracts	—	1,478	—	1,478
Mortgage servicing rights	—	—	1,492,547	1,492,547
Total	$—	$965,546	$1,508,144	$2,473,690
Liabilities:
Interest rate lock commitments	$—	$—	$29,176	$29,176
Forward sale contracts	—	600	—	600
Forward purchase contracts	—	3,399	—	3,399
Total	$—	$3,999	$29,176	$33,175

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$5,086,943	$20,218	$5,107,161
Interest rate lock commitments	—	—	29,887	29,887
Forward sale contracts	—	6,969	—	6,969
Forward purchase contracts	—	3,031	—	3,031
Interest rate swap futures contracts	—	111	—	111
Mortgage servicing rights	—	—	1,525,103	1,525,103
Total	$—	$5,097,054	$1,575,208	$6,672,262
Liabilities:
Interest rate lock commitments	$—	$—	$2,843	$2,843
Forward sale contracts	—	8,242	—	8,242
Forward purchase contracts	—	281	—	281
Interest rate swap futures contracts	—	5,662	—	5,662
Total	$—	$14,185	$2,843	$17,028
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis:

	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at January 1, 2022	$1,525,103	$29,887	$20,218
Purchases, sales, issuances, contributions, and settlements	(262,915)	—	(1,564)
Change in fair value	228,036	(17,746)	(52)
Transfers out(1)	—	—	(826)
Balance at March 31, 2022	$1,490,224	$12,141	$17,776
Purchases, sales, issuances, contributions, and settlements	(110,125)	—	(1,147)
Change in fair value	39,006	10,481	(1,261)
Transfers out(1)	—	—	(1,442)
Balance at June 30, 2022	$1,419,105	$22,622	$13,926
Purchases, sales, issuances, contributions, and settlements	83,865	—	(1,820)
Change in fair value	(10,423)	(20,423)	(126)
Transfers out(1)	—	—	1,418
Balance at September 30, 2022	$1,492,547	$2,199	$13,398

	MSRs	IRLC	MLHS
	(dollars in thousands)
Balance at January 1, 2021	$748,457	$257,785	$44,374
Purchases, sales, issuances, contributions, and settlements	299,174	—	41
Change in fair value	108,726	(237,592)	(247)
Transfers out(1)	—	—	1,410
Balance at March 31, 2021	$1,156,357	$20,193	$45,578
Purchases, sales, issuances, contributions, and settlements	283,333	—	415
Change in fair value	(172,437)	36,271	(517)
Transfers out(1)	—	—	—
Balance at June 30, 2021	$1,267,253	$56,464	$45,476
Purchases, sales, issuances, contributions, and settlements	123,678	—	(24,748)
Change in fair value	11,209	(18,149)	(947)
Transfers out(1)	—	—	31
Balance at September 30, 2021	$1,402,140	$38,315	$19,812
(1)Transfers in (out) represents transfers between Levels 2 and 3, and reclassifications to Real estate owned (“REO”), foreclosure or claims.
The following presents the fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects its expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(1)
	(dollars in thousands)
September 30, 2022	$917,752	$971,772	$(54,020)
December 31, 2021	$5,107,161	$5,005,069	$102,092
(1)Represents the amount of (losses) gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

	September 30, 2022
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 16.4%	9.4%
	Prepayment speeds	4.4% - 8.1%	6.3%
Interest rate lock commitments	Pull-through rate	48.3% - 100.0%	81.1%
Mortgage loans held for sale	Investor pricing	72.5% - 101.1%	79.7%

	December 31, 2021
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.7%
	Prepayment speeds	6.9% - 11.6%	8.3%
Interest rate lock commitments	Pull-through rate	49.8% - 100.0%	86.1%
Mortgage loans held for sale	Investor pricing	70.0% - 104.1%	91.3%
Fair Value of Other Financial Instruments: All financial instruments were either recorded at fair value or the carrying value approximated fair value as of September 30, 2022 and December 31, 2021. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, accounts payable, and accrued expenses, their carrying values approximated fair value due to the short-term nature of such instruments. The Senior Notes had a carrying value of $500.0 million and $550.0 million and an estimated fair value of $313.9 million and $506.4 million as of September 30, 2022 and December 31, 2021, respectively. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the re-repricing of collateral.
Note 13 – Restructuring
Given the current market factors and industry trends, including the rapidly rising interest rates and increased competition in the industry, the Company took restructuring actions to enhance liquidity and align the Company’s cost structure with the decrease in the Origination volume.
In August 2022, the Company’s board of directors (the “Board”) approved the restructuring actions, which resulted in $13.4 million expense for cash severance and related benefits, retention, and termination costs in Compensation and benefits in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
The restructuring actions also included charges related to the write-down and write-off of office equipment totaling $2.3 million in Other expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Restructuring reserve balance of $8.0 million as of September 30, 2022 is classified as Accrued payroll and accrued expenses. The Company anticipates that the activities associated with the current restructuring actions will be substantially complete by the end of 2022.
The following is a summary of the Company’s restructuring reserve:

(dollars in thousands)
Balance at June 30, 2022	$—
Restructuring charges	13,407
Payments	(5,361)
Balance at September 30, 2022	$8,046
Note 14 – Goodwill
The Company performs its annual goodwill impairment analysis as of October 1 or more frequently if events and circumstances indicate that goodwill may be impaired. The Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the quantitative assessment indicates that the reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge up to this amount but not to exceed the total carrying value of the reporting unit’s goodwill.
The Company performed an interim impairment test during the three months ended September 30, 2022, due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The Company used the market-based valuation approach to determine fair value of its reporting units and compare against the carrying value of the reporting units. Based upon the results of this evaluation, the Company recorded $10.8 million goodwill impairment charges in Corporate Impairment of goodwill, driven predominantly by a significant decline in our market capitalization. The Company wrote off the $7.0 million and $3.8 million goodwill asset for the Origination and Servicing segments, respectively, and has no remaining goodwill balance as of September 30, 2022.

Note 15 – Equity-based Compensation
On January 21, 2021, the Board approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under the Home Point Capital LP (“HPLP”) 2015 Option Plan (the “2015 Option Plan”), which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan is the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains both time-vesting service criteria and performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
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

	Nine Months Ended September 30, 2022
	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	367,991	$10.18
Granted	233,550	3.85
Vested	(209,093)	10.75
Outstanding at end of period	392,448	$6.12
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s Board who are not affiliated with Stone Point Capital LLC vest at the next annual meeting of stockholders following the grant date. The Company recognized $0.2 million and $1.3 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized $0.5 million and $1.1 million of compensation expense related to RSUs for the three and nine months ended September 30, 2021, respectively.
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

	Nine Months Ended September 30, 2022
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	238,347	$9.44
Granted	131,924	3.79
Outstanding at end of period	370,271	$7.43
The Company did not recognize any compensation expense related to PSUs for the three and nine months ended September 30, 2022 and 2021.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. The Company recognized $0.7 million and $2.8 million of compensation expense related to stock options within Compensation and benefits expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $61.2 million as of September 30, 2022, which is expected to vest and get recognized over a weighted-average period of 5.79 years. The number of options vested and exercisable was 2,262,385 and the weighted-average exercise price of the options exercisable was $3.85 as of September 30, 2022.
The following presents the summary of the Company’s stock option activity under the 2021 Plan:

	Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	11,751,031	$4.45	6.87	$8.38
Granted	337,043	1.81	4.09	9.79
Exercised	(294,068)	1.86	2.01	9.77
Forfeited	(551,929)	1.85	0.17	9.77
Expired	(51,768)	1.75	1.00	9.50
Outstanding at end of period	11,190,309	$4.58	5.88	$8.30
The following presents the summary of the Company’s non-vested activity under the 2021 Plan:

	Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	9,627,033	$8.19
Granted	337,043	9.79
Vested	(138,387)	9.16
Exercised	(294,068)	9.77
Forfeited	(551,929)	9.77
Expired	(51,768)	9.50
Non-vested at end of period	8,927,924	$8.18

The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted:

September 30, 2022
Expected life (in years)	8.25
Risk-free interest rate	0 - 3.0%
Expected volatility	24.9%
Dividend yield	—%
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0%-10.4% as of September 30, 2022 and December 31, 2021.
Note 16 – Earnings Per Share
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
The following presents the calculation of the basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts )
Net (loss) income	$(94,130)	$71,223	$(126,683)	$146,979

Numerator:
Net (loss) income attributable to common shareholders	$(94,130)	$71,223	$(126,683)	$146,979
Net (loss) income attributable to Home Point - diluted	$(94,130)	$71,223	$(126,683)	$146,979

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	138,393	139,057	138,718	139,167
Dilutive effect of common stock equivalents	—	899	—	517
Weighted average shares of common stock outstanding - diluted	138,393	139,957	138,718	139,685

(Loss) earnings per share of common stock outstanding - basic	$(0.68)	$0.51	$(0.91)	$1.06
(Loss) earnings per share of common stock outstanding - diluted	$(0.68)	$0.51	$(0.91)	$1.05

As a result of the net loss from continuing operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in antidilution.

Note 17 – Shareholders’ Equity and Equity Method Investment
Common Stock Repurchases
On February 24, 2022, the Company’s Board approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 (the “Stock Repurchase Program”). Repurchases under the Stock Repurchase Program may be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. No repurchases were made during the three months ended September 30, 2022. The Company repurchased 1,179,796 shares of Common Stock at an aggregate price of $3.8 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program during the nine months ended September 30, 2022. Shares repurchased under the program have been subsequently retired.
Equity Method Investment
The Company holds an equity method investment in Longbridge Financial, LLC (“Longbridge”) through a 49.6% voting ownership interest, which is the only equity method investment held by the Company. The investment was initially recognized at cost and is adjusted for HPC’s share of Longbridge’s earnings or losses, contributions or distributions. The Company’s investment in Longbridge is classified as Assets Held for Sale as of September 30, 2022 and December 31, 2021.
HPC had a net investment of $38.9 million and $63.7 million in Longbridge as of September 30, 2022 and December 31, 2021, respectively. The Company entered into a definitive agreement in February of 2022 to sell its investment in Longbridge, and the transaction closed on October 3, 2022 for a purchase price of approximately $38.9 million. Refer to Note 22 – Subsequent Events. An impairment charge of $8.8 million was recognized for the held for sale balance of the equity method investment in Loss from equity method investment in the condensed consolidated statements of operations during the three and nine months ended September 30, 2022.
The following presents condensed financial information of Longbridge:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Total assets	$7,856,706	$6,727,807
Total liabilities	7,760,531	6,604,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$52,301	$(67,084)	$(79,206)	$33,152
Net (loss) income	4,416	(8,243)	(30,249)	23,469
Net (loss) income attributable to the Company	(11,862)	(713)	(26,278)	16,649
Note 18 – Income Taxes
The Company’s effective income tax rate was 23.3% and 25.8% for the three and nine months ended September 30, 2022, respectively and 27.5% and 27.8% for the three and nine months ended September 30, 2021, respectively, compared to the statutory rate of 21.0%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of equity investment, state taxes, and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity, equity-based compensation, goodwill impairment, and non-deductible transaction costs.
Note 19 – Segments
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
Servicing
In the Servicing segment, the Company generates revenue through contractual fees earned by performing daily administrative and management activities for mortgage loans. These activities include collecting loan payments, remitting payments to investors, sending monthly statements, managing escrow accounts, servicing delinquent loan work-outs, and managing and disposing of foreclosed properties. In February 2022, the Company entered into an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac subservices all mortgage loans underlying the Company’s MSRs. These services include maintaining borrower contact, facilitating borrower advances, generating borrower statements, collecting and processing payments of interest and principal, and facilitating loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. ServiceMac began subservicing loans for the Company in the second quarter of 2022.
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

The following presents the key operating data for our business segments:

	Three Months Ended September 30, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Loss on loans, net	$(10,278)	$—	$(10,278)	$—	$(10,278)	$—	$(10,278)
Loan fee income	7,606	—	7,606	—	7,606	—	7,606
Loan servicing fees	—	60,140	60,140	—	60,140	—	60,140
Change in fair value of mortgage servicing rights	—	(46,187)	(46,187)	—	(46,187)	—	(46,187)
Interest income (expense), net	4,254	4,129	8,383	(13,272)	(4,889)	—	(4,889)
Other (expense) income	46	—	46	(9,983)	(9,937)	11,862	1,925
Total	$1,628	$18,082	$19,710	$(23,255)	$(3,545)	$11,862	$8,317
Contribution margin	$(44,404)	$3,180	$(41,224)	$(77,945)	$(119,169)

	Nine Months Ended September 30, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$48,360	$—	$48,360	$—	$48,360	$—	$48,360
Loan fee income	42,765	—	42,765	—	42,765	—	42,765
Loan servicing fees	—	204,076	204,076	—	204,076	—	204,076
Change in fair value of mortgage servicing rights	—	(58,891)	(58,891)	—	(58,891)	—	(58,891)
Interest income (expense), net	20,351	6,264	26,615	(38,909)	(12,294)	—	(12,294)
Other income (expense)	101	—	101	(13,899)	(13,798)	26,278	12,480
Total	$111,577	$151,449	$263,026	$(52,808)	$210,218	$26,278	$236,496
Contribution margin	$(82,651)	$106,437	$23,786	$(185,306)	$(161,520)
(1)The Company includes the (income) loss from its equity method investment in the All Other segment. Therefore, it must be removed to reconcile to Total revenue, net on the condensed consolidated statements of operations.

	Three Months Ended September 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$145,298	$173	$145,471	$—	$145,471	$—	$145,471
Loan fee income	34,484	—	34,484	—	34,484	—	34,484
Loan servicing fees	28	91,803	91,831	—	91,831	—	91,831
Change in fair value of mortgage servicing rights	—	10,970	10,970	—	10,970	—	10,970
Interest income (expense), net	4,035	623	4,658	(13,471)	(8,813)	—	(8,813)
Other income (expense)	—	50	50	(105)	(55)	713	658
Total	$183,845	$103,619	$287,464	$(13,576)	$273,888	$713	$274,601
Contribution margin	$67,196	$86,179	$153,375	$(54,811)	$98,564

	Nine Months Ended September 30, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(1)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$521,537	$190	$521,727	$—	$521,727	$—	$521,727
Loan fee income	118,099	—	118,099	—	118,099	—	118,099
Loan servicing fees	28	247,725	247,753	—	247,753	—	247,753
Change in fair value of mortgage servicing rights	—	(83,087)	(83,087)	—	(83,087)	—	(83,087)
Interest income (expense), net	8,021	1,291	9,312	(34,971)	(25,659)	—	(25,659)
Other income (expense)	—	227	227	18,533	18,760	(16,649)	2,111
Total	$647,685	$166,346	$814,031	$(16,438)	$797,593	$(16,649)	$780,944
Contribution margin	$233,609	$111,427	$345,036	$(147,807)	$197,229
(1)The Company includes the (income) loss from its equity method investments in the All Other segment. In order to reconcile to Total revenue, net on the condensed consolidated statements of operations, it must be removed as is presented above.
The following presents a reconciliation of contribution margin to consolidated U.S. GAAP Loss (income) before income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
(Loss) income before income tax	$(107,307)	$99,277	$(135,242)	$180,580
(Loss) income from equity method investment	(11,862)	(713)	(26,278)	16,649
Contribution margin	$(119,169)	$98,564	$(161,520)	$197,229
Note 20 – Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include valuation of MSRs, insurance brokerage services, loan review and tax payment services for certain loan originations. The Company recorded $2.7 million and $23.5 million for the three and nine months ended September 30, 2022, respectively, and $6.0 million and $16.1 million for the three and nine months ended September 30, 2021, respectively, for products, services, and other transactions in Loan expense, Loan servicing expense, Production technology, General and administrative and Other expenses in the condensed consolidated statements of operations.
Note 21 – Sale of The Correspondent Channel
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

Note 22 – Subsequent Events
Credit Suisse Warehouse Facility Termination
On October 7, 2022, HPF terminated its $300 million warehouse facility with Credit Suisse First Boston Mortgage Capital LLC. The parties mutually agreed to terminate the warehouse facility prior to its scheduled maturity date of February 23, 2023. HPF did not incur any early termination penalties.
Longbridge
On October 3, 2022, the Company completed the previously announced sale of its 49.6% investment in Longbridge to EF Holdco RER Assets, LLC, an indirect subsidiary of Ellington Financial Inc., for a purchase price of approximately $38.9 million in cash.
HPMAC
On August 9, 2022, HPC entered into a definitive agreement with MS Investorco, LLC to sell its equity interests in HPAM for the estimated tangible book value of HPAM and HPMAC (“Acquired Companies”) plus an immaterial cash amount (the “HPAM Transaction”). The Acquired Companies will have an immaterial amount of net equity at the time of closing, since their MSRs were transferred to HPC during the first week of November, 2022. The HPAM Transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including regulatory approvals and notices.
Repurchase Obligation Relief
As noted above, certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Historically, the Company received relief of certain repurchase obligations on loans sold to FNMA or FHLMC by taking advantage of their repurchase alternative program. This program provided the Company with the ability, in certain instances, to pay a fee to FNMA or FHLMC, in lieu of being obligated to repurchase the loan. During September and October 2022, FNMA and FHMC notified the Company that they will not provide repurchase obligation relief through the repurchase alternative program beginning in the fourth quarter of 2022 until further notice.

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
Data as of and for the three and nine months ended September 30, 2022 and 2021, have been derived from our condensed consolidated financial statements included elsewhere in this Report.
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
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with 9,116 partnering independent mortgage brokerages (“Broker Partners”) to reach our end-borrower customers. In the third quarter of 2022, we had 2,569 active broker partners. Through our Wholesale channel, we propel the success of our Broker Partners through a combination of full service, localized sales coverage, and an efficient loan fulfillment process supported by our fully integrated technology platform. On June 1, 2022, the Company completed the previously announced sale of the Correspondent channel, through which we purchased closed and funded mortgages from a trusted network of correspondent sellers (“Correspondent Partners”). For additional information refer to Note 21 – Sale of The Correspondent Channel. In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our approximately 331 thousand servicing customers, with the ultimate objective of securing them as a Customer for Life. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac began subservicing newly originated agency loans for us in the second quarter of 2022. The Company completed transitioning to ServiceMac the balance of the agency portfolio and all of the Ginnie Mae portfolio in the third quarter of 2022. ServiceMac performs servicing functions on the Company’s behalf, but we continue to hold the MSRs. We believe that our relationship with ServiceMac allows us to maintain a leaner cost structure with a greater variable component and will provide greater flexibility when strategically selling certain non-core MSRs. The number of our servicing portfolio customers was 331 thousand and 426 thousand, while the servicing portfolio unpaid principal balance (“UPB”) was $94.1 billion and $125.8 billion as of September 30, 2022 and December 31, 2021, respectively.
In the environment of rapidly rising interest rates and increased competition, we are strategically managing our business by managing our liquidity, reducing expenses, and concentrating our efforts on margins over volume.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 Summary
We generated $8.3 million of total revenue, net for the three months ended September 30, 2022 compared to $274.6 million of total revenue, net for the three months ended September 30, 2021. We had $94.1 million of net loss for the three months ended September 30, 2022 compared to $71.2 million of net income for the three months ended September 30, 2021. We generated $14.0 million of Adjusted revenue for the three months ended September 30, 2022 compared to $189.0 million for the three months ended September 30, 2021. We had $80.7 million of Adjusted net loss for the three months ended September 30, 2022 compared to $9.7 million Adjusted net income for the three months ended September 30, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.

We originated $4.1 billion of mortgage loans for the three months ended September 30, 2022 compared to $20.8 billion for the three months ended September 30, 2021, representing a decrease of $16.7 billion or 80.1%. Our MSR Servicing Portfolio was $94.1 billion as of September 30, 2022 compared to $125.8 billion as of September 30, 2021. Year-over-year decreases were due to rising interest rates, increased competition in the industry, and MSR sales. Our gain on sale margins decreased 80 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 260 basis points from September 30, 2021 to September 30, 2022. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease, which also increases competition, resulting in lower gain on sale margins. However, when rates increase, we experience lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 Summary
We generated $236.5 million of total revenue, net for the nine months ended September 30, 2022 compared to $780.9 million of total revenue, net for the nine months ended September 30, 2021. We had $126.7 million of net loss for the nine months ended September 30, 2022 compared to $147.0 million of net income for the nine months ended September 30, 2021. We generated $158.1 million of Adjusted revenue for the nine months ended September 30, 2022 compared to $639.8 million for the nine months ended September 30, 2021. We had $165.4 million of Adjusted net loss for the nine months ended September 30, 2022 compared to $33.1 million Adjusted net income for the nine months ended September 30, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
We originated $26.0 billion of mortgage loans for the nine months ended September 30, 2022 compared to $75.7 billion for the nine months ended September 30, 2021, representing a decrease of $49.7 billion or 65.7%. Year-over-year decreases were due to rising interest rates and increased competition in the industry. As noted above, our MSR Servicing Portfolio was $94.1 billion as of September 30, 2022 compared to $125.8 billion as of September 30, 2021. Our gain on sale margins decreased 52 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Additionally, as noted above, average 30-year mortgage rates increased by approximately 260 basis points from September 30, 2021 to September 30, 2022. An increase of this nature generally results in lower Origination volume and lower gain on sale margins. However, the higher rates result in an upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through two distinct production channels: Direct and Wholesale. As discussed in Note 21 – Sale of The Correspondent Channel above, on June 1, 2022, the Company completed the sale of its Correspondent channel.
The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of 9,116 Broker Partners. The Correspondent channel consisted of closed and funded mortgages that we purchased from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment generated contribution margin of $(44.4) million and $(82.7) million for the three and nine months ended September 30, 2022, respectively and $67.2 million and $233.6 million for the three and nine months ended September 30, 2021, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with state and federal regulations. We also strategically buy and sell MSRs. Our Servicing segment generated Contribution margins of $3.2 million and $106.4 million for the three and nine months ended September 30, 2022, respectively and $86.2 million and $111.4 million for the three and nine months ended September 30, 2021, respectively.
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
Our Origination volume is impacted significantly by broader residential real estate market conditions and the general economy. Housing affordability, availability and general economic conditions influence the demand for our products. Housing affordability and availability are impacted by mortgage interest rates, availability of funds to finance purchases, availability of alternative investment products and the relative relationship of supply and demand. General economic conditions are impacted by unemployment rates, changes in real wages, inflation, consumer confidence, seasonality and the overall economic environment. Recent market conditions, such as rapidly rising interest rates, high inflation and home price appreciation due to limited housing supply, have led to a decrease in the affordability index and negatively impacted Origination volume.
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
To mitigate the interest rate risk impact, we employ economic hedging strategies through forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts.
Early 2021 had a falling interest rate environment. In the second half of 2021, interest rates started to rise at a rapid pace, which continued into the third quarter of 2022. The rapid rise in interest rates has adversely impacted our origination volumes.
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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Other key performance indicators include the number of Broker Partners, prior to the sale of our Correspondent channel, number of Correspondent Partners, which enable us to monitor key inputs of our business model. As noted above, on June 1, 2022, the Company completed the previously announced sale of the Correspondent channel. For additional information refer to Note 21 – Sale of The Correspondent Channel. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.

Origination Segment KPIs
The following presents key performance indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Origination Volume by Channel
Wholesale	$4,019,910	$16,355,449	$20,719,969	$54,403,754
Correspondent	64,117	3,434,186	4,529,238	17,372,644
Direct	57,975	1,005,985	739,735	3,910,970
Origination volume	$4,142,002	$20,795,620	$25,988,942	$75,687,368

Fallout Adjusted (“FOA”) Lock Volume by Channel
Wholesale	$3,688,795	$16,709,845	$20,735,781	$48,415,960
Correspondent	N/A	4,149,963	3,879,896	14,785,605
Direct	45,942	1,034,634	586,386	2,610,411
FOA Lock Volume	$3,734,737	$21,894,442	$25,202,063	$65,811,976

Gain on sale margin by Channel
Wholesale	$17,862	$121,999	$128,102	$481,535
Correspondent	N/A	8,351	5,452	39,783
Direct	1,194	30,252	15,105	83,332
Gain on sale margin attributable to channels	19,056	160,602	148,659	604,650
Other (loss) gain on sale(a)	(17,428)	23,243	(37,082)	43,034
Total gain on sale margin(b)	$1,628	$183,845	$111,577	$647,684

Gain on sale margin by Channel (bps)
Wholesale	48	73	62	99
Correspondent	N/A	20	14	25
Direct	260	292	258	318
Gain on sale margin attributable to channels	51	73	59	91
Other (loss) gain on sale(a)	(47)	11	(15)	5
Total gain on sale margin(b)	4	84	44	96

Origination Volume by Purpose
Purchase	81.1%	34.6%	59.9%	29.3%
Refinance	18.9%	65.4%	40.1%	70.7%

	September 30,
	2022	2021
Market Share
Overall share of origination market(c)	1.6%	2.1%
Share of wholesale channel(d)	8.1%	9.8%

Third Party Partners
Number of Broker Partners(e)	9,116	7,452
Number of Correspondent Partners(f)	N/A	652
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
(c) Overall share of origination market share data for September 30, 2022 is as of June 30, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of September 30, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d) Share of wholesale channel for September 30, 2022 is as of June 30, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of September 30, 2022 is not yet available from Inside Mortgage Finance as of the date of this filing.
(e) Number of Broker Partners with whom the Company sources loans.
(f) Number of Correspondent Partners from whom the Company purchased loans prior to the completion of the previously announced sale of the Correspondent channel on June 1, 2022.
Servicing Segment KPIs
The following presents key performance indicators for our business:

	September 30,
	2022	2021
	(dollars in thousands)
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$94,087,825	$125,832,286
MSR Servicing Portfolio - Units(b)	331,264	428,622

60 days or more delinquent(c)	1.0%	0.9%

MSR Portfolio
MSR multiple(d)	5.82	4.19
Weighted Average Note Rate (e)	3.30%	2.98%
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

The following presents a reconciliation of Adjusted revenue and Adjusted net (loss) income to the nearest U.S. GAAP financial measures of Total revenue, net and Net (loss) income, as applicable:
Reconciliation of Total Revenue, Net to Adjusted Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Total revenue, net	$8,317	$274,601	$236,496	$780,944
(Loss) income from equity method investment	(11,862)	(713)	(26,278)	16,649
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	17,509	(84,911)	(52,126)	(157,748)
Adjusted revenue	$13,964	$188,977	$158,092	$639,845
Reconciliation of Total Net (Loss) Income to Adjusted Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net (loss) income	$(94,130)	$71,223	$(126,683)	$146,979
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	17,509	(84,911)	(52,126)	(157,748)
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	(4,086)	23,385	13,427	43,897
Adjusted net (loss) income	$(80,707)	$9,697	$(165,382)	$33,128
(a)MSR fair value changes due to valuation inputs and assumptions are measured using a static discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to Note 4 – Mortgage Servicing Rights to our condensed consolidated financial statements included elsewhere in this Report. We exclude changes in fair value of MSRs (due to inputs and assumptions), net of hedge from Adjusted revenue as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full. The adjustment includes the loss on MSR sales since it is not indicative of the Company’s results of operations.
(b)The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax expense (benefit) divided by Income (loss) before income tax.

Results of Operations – Three and Nine Months Ended September 30, 2022 and 2021
Consolidated Results of Operations
The following presents certain consolidated financial data:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$(10,278)	$145,471	$(155,749)	(107.1%)
Loan fee income	7,606	34,484	(26,878)	(77.9%)

Interest income	21,452	36,719	(15,267)	(41.6%)
Interest expense	(26,341)	(45,532)	19,191	(42.1%)
Interest expense, net	(4,889)	(8,813)	3,924	(44.5%)
Loan servicing fees	60,140	91,831	(31,691)	(34.5%)
Change in fair value of mortgage servicing rights	(46,187)	10,970	(57,157)	(521.0%)
Other income	1,925	658	1,267	192.6%
Total revenue, net	8,317	274,601	(266,284)	(97.0%)
Expenses:
Compensation and benefits	62,765	114,612	(51,847)	(45.2%)
Loan expense	3,977	16,618	(12,641)	(76.1%)
Loan servicing expense	11,221	6,681	4,540	68.0%
Production technology	3,676	7,583	(3,907)	(51.5%)
General and administrative	12,479	21,741	(9,262)	(42.6%)
Depreciation and amortization	2,599	2,440	159	6.5%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	8,118	5,649	2,469	43.7%
Total expenses	115,624	175,324	(59,700)	(34.1%)
Loss (income) before income tax	(107,307)	99,277	(206,584)	(208.1%)
Income tax benefit (expense)	25,039	(27,341)	52,380	(191.6%)
Loss from equity method investment	(11,862)	(713)	(11,149)	1563.7%
Net (loss) income	$(94,130)	$71,223	$(165,353)	(232.2%)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$48,360	$521,727	$(473,367)	(90.7%)
Loan fee income	42,765	118,099	(75,334)	(63.8%)

Interest income	76,062	96,944	(20,882)	(21.5%)
Interest expense	(88,356)	(122,603)	34,247	(27.9%)
Interest expense, net	(12,294)	(25,659)	13,365	(52.1%)
Loan servicing fees	204,076	247,753	(43,677)	(17.6%)
Change in fair value of mortgage servicing rights	(58,891)	(83,087)	24,196	(29.1%)
Other income	12,480	2,111	10,369	491.2%
Total revenue, net	236,496	780,944	(544,448)	(69.7%)
Expenses:
Compensation and benefits	227,798	395,550	(167,752)	(42.4%)
Loan expense	19,961	51,796	(31,835)	(61.5%)
Loan servicing expense	24,088	22,282	1,806	8.1%
Production technology	12,884	25,038	(12,154)	(48.5%)
General and administrative	49,119	74,527	(25,408)	(34.1%)
Depreciation and amortization	7,913	7,551	362	4.8%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	19,186	23,620	(4,434)	(18.8)%
Total expenses	371,738	600,364	(228,626)	(38.1%)
(Loss) income before income tax	(135,242)	180,580	(315,822)	(174.9%)
Income tax benefit (expense)	34,837	(50,250)	85,087	(169.3%)
(Loss) income from equity method investment	(26,278)	16,649	(42,927)	(257.8%)
Net (loss) income	$(126,683)	$146,979	$(273,662)	(186.2%)
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following presents certain financial data for the Origination segment:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$(10,278)	$145,298	$(155,576)	(107.1)%
Loan fee income	7,606	34,484	(26,878)	(77.9)%
Loan servicing fees	—	28	(28)	(100.0)%

Interest income	17,323	35,869	(18,546)	(51.7)%
Interest expense	(13,069)	(31,834)	18,765	(58.9)%
Interest income, net	4,254	4,035	219	5.4%
Other income	46	—	46	N/A
Total origination revenue, net	1,628	183,845	(182,217)	(99.1)%
Expenses:
Compensation and benefits	32,824	82,090	(49,266)	(60.0)%
Loan expense	3,977	16,431	(12,454)	(75.8)%
Loan servicing expense	—	(38)	38	(100.0)%
Production technology	3,212	7,098	(3,886)	(54.7)%
General and administrative	5,017	9,304	(4,287)	(46.1)%
Other expenses	1,002	1,764	(762)	(43.2)%
Total origination expenses	46,032	116,649	(70,617)	(60.5)%
Origination net (loss) income	$(44,404)	$67,196	$(111,600)	(166.1)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$48,360	$521,537	$(473,177)	(90.7)%
Loan fee income	42,765	118,099	(75,334)	(63.8)%

Interest income	69,798	94,763	(24,965)	(26.3)%
Interest expense	(49,447)	(86,742)	37,295	(43.0)%
Interest income, net	20,351	8,021	12,330	153.7%
Other income	101	—	101	N/A
Total origination revenue, net	111,577	647,657	(536,080)	(82.8)%
Expenses:
Compensation and benefits	139,313	301,474	(162,161)	(53.8)%
Loan expense	19,961	51,102	(31,141)	(60.9)%
Loan servicing expense	—	281	(281)	(100.0)%
Production technology	11,212	23,609	(12,397)	(52.5)%
General and administrative	20,153	31,205	(11,052)	(35.4)%
Other expenses	3,589	6,405	(2,816)	(44.0)%
Total origination expenses	194,228	414,076	(219,848)	(53.1)%
Origination net (loss) income	$(82,651)	$233,609	$(316,260)	(135.4)%

Origination Revenue, net
Gain on loans, net
The following presents components of Gain on loans, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
FOA Lock Volume by Channel
Wholesale	$3,688,795	$16,709,845	$20,735,781	$48,415,960
Correspondent	N/A	4,149,963	3,879,896	14,785,605
Direct	45,942	1,034,634	586,386	2,610,411
FOA Lock Volume	$3,734,737	$21,894,442	$25,202,063	$65,811,976

Gain on sale margin by Channel
Wholesale	$17,862	$121,999	$128,102	$481,535
Correspondent	N/A	8,351	5,452	39,783
Direct	1,194	30,252	15,105	83,332
Gain on sale margin attributable to channels	19,056	160,602	148,659	604,650
Other (loss) gain on sale(a)	(17,428)	23,243	(37,082)	43,034
Total gain on sale margin(b)	$1,628	$183,845	$111,577	$647,684

Gain on sale margin by Channel (bps)
Wholesale	48	73	62	99
Correspondent	N/A	20	14	25
Direct	260	292	258	318
Gain on sale margin attributable to channels	51	73	59	91
Other (loss) gain on sale(a)	(47)	11	(15)	5
Total gain on sale margin(b)	4	84	44	96

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
The following presents details of the characteristics of our mortgage loan production:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Origination volume	$4,142,002	$20,795,620	$25,988,942	$75,687,368
Originated MSR UPB	4,967,600	27,946,562	28,760,690	82,252,911
Gain on sale margin (a)	0.04%	0.84%	0.44%	0.96%
Retained servicing (UPB)(b)	96.4%	95.1%	97.2%	96.7%
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
Gain on loans, net decreased by $155.6 million, or 107.1% and $473.2 million, or 90.7% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The decrease was primarily due to decreases of $182.2 million and $536.1 million or 99.1% and 82.8% in gain on sale margin for the respective periods.

We experienced a decrease in FOA lock volume and Origination volume across all of our origination channels primarily due to rising interest rates. Additionally, we saw a significant decrease in gain on sale margins due to the competitive environment during the three and nine months ended September 30, 2022 compared to the prior year. As mortgage interest rates rise, the origination market contracts, primarily due to a decline in refinance volume, which generally leads to increased competition and lower gain on sale margins. Our origination market share decreased from 2.1% to 1.6% and our share of the wholesale channel decreased from 9.8% to 8.1% compared to the prior year.
Loan fee income
Loan fee income decreased by $26.9 million and $75.3 million, or 77.9% and 63.8%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was consistent with the decrease in Origination volume.
Interest expense, net
Interest income, net increased by $0.2 million and $12.3 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase in interest income, net was driven by a decrease in warehouse borrowing and related fees due to the decrease in origination volume. Interest income decreased $18.5 million and $25.0 million for the respective three and nine months periods due to lower loans held for sale balance partially offset by the impact of the rising interest rates.
Expenses
Total expenses decreased by $70.6 million and $219.8 million, or 60.5% and 53.1%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by decreases in compensation and benefits expense, loan expense, production technology expense, and general and administrative expenses.
Compensation and benefits expense decreased by $49.3 million and $162.2 million, or 60.0% and 53.8%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease in the respective three and nine months periods was primarily driven by a decrease of $30.2 million and $84.9 million in salary and benefits due to a decrease in employee headcount and a $19.1 million and $77.2 million decrease in variable compensation resulting from the decrease in Origination volume, the sale of the Correspondent channel, and the decrease in employee headcount. Compensation and benefits expense was 0.8% and 0.5% of Origination volume for the three and nine months ended September 30, 2022, respectively and 0.4% for the three and nine months ended September 30, 2021.
Loan expense decreased by $12.5 million and $31.1 million, or 75.8% and 60.9%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was consistent with the decrease in Origination volume.
Production technology expense decreased by $3.9 million and $12.4 million, or 54.7% and 52.5%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by lower variable expenses associated with the Company’s origination systems as a result of the decline in origination volume, combined with the investment the Company made in improving and upgrading the Company’s origination technologies in 2021.
General and administrative expenses decreased $4.3 million and $11.1 million, or 46.1% and 35.4%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by decrease in outsourced loan review services due to the decline in origination volume, as well as lower expenses as a result of cost-saving initiatives implemented in the second half of 2021 and continuing during the first half of 2022.
Servicing Segment
The following presents certain financial data for the Servicing segment:

	Three Months Ended September 30,
	2022		2021	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$—		$173	$(173)	(100.0)%
Loan servicing fees	60,140		91,803	(31,663)	(34.5)%
Change in fair value of mortgage servicing rights	(46,187)		10,970	(57,157)	(521.0)%

Interest income	4,129		849	3,280	386.3%
Interest expense	—	—	(226)	226	(100.0)%
Interest income, net	4,129		623	3,506	562.8%
Other income	—		50	(50)	(100.0)%
Total servicing revenue, net	18,082		103,619	(85,537)	(82.5)%
Expenses:
Compensation and benefits	2,566		7,759	(5,193)	(66.9)%
Loan expense	—		187	(187)	(100.0)%
Loan servicing expense	11,221		6,719	4,502	67.0%
Production technology	466		485	(19)	(3.9)%
General and administrative	630		2,251	(1,621)	(72.0)%
Other expenses	19		39	(20)	(51.3)%
Total servicing expenses	14,902		17,440	(2,538)	(14.6)%
Servicing net income	$3,180		$86,179	$(82,999)	(96.3)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$—	$190	$(190)	(100.0)%
Loan servicing fees	204,076	247,725	(43,649)	(17.6)%
Change in fair value of mortgage servicing rights	(58,891)	(83,087)	24,196	(29.1)%

Interest income	6,264	2,181	4,083	187.2%
Interest expense	—	(890)	890	(100.0)%
Interest income, net	6,264	1,291	4,973	385.2%
Other income	—	227	(227)	(100.0)%
Total servicing revenue, net	151,449	166,346	(14,897)	(9.0)%
Expenses:
Compensation and benefits	15,451	22,919	(7,468)	(32.6)%
Loan expense	—	694	(694)	(100.0)%
Loan servicing expense	24,088	22,001	2,087	9.5%
Production technology	1,672	1,429	243	17.0%
General and administrative	3,714	7,599	(3,885)	(51.1)%
Other expenses	87	277	(190)	(68.6)%
Total servicing expenses	45,012	54,919	(9,907)	(18.0)%
Servicing net income	$106,437	$111,427	$(4,990)	(4.5)%

Servicing Revenue, Net
Loan servicing fees
The following presents certain characteristics of our mortgage loan servicing portfolio:

	September 30,
	2022	2021
	(dollars in thousands)
MSR Servicing Portfolio (UPB)	$94,087,825	$125,832,286
Average MSR Servicing Portfolio (UPB)	$92,302,123	$125,045,611
MSR Servicing Portfolio (Loan Count)	331,264	428,622
MSRs Fair Value Multiple (x)	5.82	4.19
Delinquency Rates (%)	1.6%	0.9%
Weighted average credit score	746	742
Weighted average servicing fee, net (bps)	27.3	26.5
Loan servicing fees decreased by $31.7 million and $43.6 million, or 34.5% and 17.6%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease for the respective three and nine month periods was primarily driven by $8.9 million and $19.2 million lower ancillary servicing income due to lower loan modification fees earned on GNMA loans and gains in 2021 as a result of the Company selling 77% of its GNMA MSR portfolio during the fourth quarter of 2021. Additionally, a decrease in servicing fees of $22.7 million and $24.5 million was due to a decrease in the Average MSR Servicing Portfolio of $32.7 billion, or 26.2%, as of September 30, 2022 compared to September 30, 2021.
Change in fair value of MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Realization of cash flows	$(28,678)	$(73,940)	$(111,017)	$(240,835)
Valuation inputs and assumptions	18,256	85,150	367,637	188,334
Economic hedging results	(35,765)	(240)	(315,511)	(30,586)
Change in fair value of MSRs	$(46,187)	$10,970	$(58,891)	$(83,087)
Change in fair value of MSRs presented losses for both three and nine months ended September 30, 2022. Fair value losses increased by $57.2 million and decreased $24.2 million for the three and nine months ended September 30, 2022, respectively compared to the three and nine months ended September 30, 2021. The changes during the nine months were primarily driven by the changes in valuation inputs and assumptions net of hedge, that were favorably affected by an increase in interest rates during the period. The change in fair value of MSRs was also attributable to a decrease in loss from realization of cash flows resulting from a decrease in prepayments due to higher interest rates and higher scheduled payments collected on loans in our MSR portfolio. These favorable changes were partially offset by the $74.2 million loss on MSR sales. The changes during the three months were similarly affected by the valuation inputs and assumptions net of hedge and a decrease in loss from realization of cash flow. The Company reported $7.4 million gain on sale of servicing for the three months ended September 30, 2021, which positively impacted the prior period results.
Expenses
Total expenses decreased by $2.5 million and $9.9 million, or 14.6% and 18.0% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by decreases in compensation and benefits expense and general and administrative expenses, partially offset by the increases in loan servicing expense.
Compensation and benefits expense decreased by $5.2 million and $7.5 million, or 66.9% and 32.6% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by the salary expense decreases due to employee headcount reductions and efficiencies gained from the transition of subservicing to ServiceMac.
Loan servicing expense increased by $4.5 million and $2.1 million, or 67.0% and 9.5%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase for the respective three and nine month periods was primarily due to $7.6 million and $8.7 million increase in subservicing fee due to outsourcing of the servicing to ServiceMac, partially offset by other reductions in loan servicing expense due to the sale of MSRs and other efficiencies gained from the subservicing to ServiceMac.
General and administrative expenses decreased $1.6 million and $3.9 million, or 72.0% and 51.1%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by a decrease in professional services and consulting fees resulting from the Company’s cost savings initiatives.
Corporate

The following presents certain corporate financial data:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(13,272)	$(13,471)	$199	(1.5)%
Interest expense, net	(13,272)	(13,471)	199	(1.5)%
Other income	(9,983)	(105)	(9,878)	9407.6%
Total corporate revenue, net	(23,255)	(13,576)	(9,679)	71.3%
Expenses:
Compensation and benefits	27,375	24,763	2,612	10.5%
Production technology	(2)	—	(2)	N/A
General and administrative	6,832	10,186	(3,354)	(32.9)%
Depreciation and amortization	2,599	2,440	159	6.5%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	7,097	3,846	3,251	84.5%
Total corporate expenses	54,690	41,235	13,455	32.6%
Corporate net loss	$(77,945)	$(54,811)	$(23,134)	42.2%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(38,909)	$(34,971)	$(3,938)	11.3%
Interest expense, net	(38,909)	(34,971)	(3,938)	11.3%
Other income	(13,899)	18,533	(32,432)	(175.0)%
Total corporate revenue, net	(52,808)	(16,438)	(36,370)	221.3%
Expenses:
Compensation and benefits	73,034	71,157	1,877	2.6%
General and administrative	25,252	35,723	(10,471)	(29.3)%
Depreciation and amortization	8,090	7,551	539	7.1%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	15,333	16,938	(1,605)	(9.5)%
Total corporate expenses	132,498	131,369	1,129	0.9%
Corporate net loss	$(185,306)	$(147,807)	$(37,499)	25.4%
Total Corporate Revenue
Interest expense, net
Interest expense, net decreased by $0.2 million, or 1.5% and increased $3.9 million, or 11.3%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The decrease in interest expense for the three month period was driven by the reduction in the Company’s outstanding debt. The increase in expense for the nine months was driven by an increase in corporate debt interest due to issuance of the Senior Notes in January 2021.
Other income
Other income decreased by $9.9 million and $32.4 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by $11.1 million and $42.9 million decrease in income from our equity method investment for the respective three and nine month periods, partially offset by $9.3 million debt extinguishment gain related to the repurchase and retirement of $50 million Senior Notes during the nine months ended September 30, 2022.
Expenses

Total expenses increased by $13.5 million and $1.1 million, or 32.6% and 0.9%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase was primarily driven by changes in compensation and benefits, impairment of goodwill, general and administrative, and other expenses.
Compensation and benefits expense increased by $2.6 million, or 10.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Compensation and benefits expense increased by $1.9 million, or 2.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by $13.2 million and $15.4 million increase in severance expense due to headcount reduction detailed in Note 13 – Restructuring resulting from the decrease in Origination volume, partially offset by $2.7 million and $5.8 million lower salary expense and $7.9 million and $7.7 million lower variable compensation for the three and nine months ended September 30, 2022.
Impairment of goodwill charge of $10.8 million was recorded for the three and nine months ended September 30, 2022 as discussed in Note 14 – Goodwill.
General and administrative expense decreased $3.4 million and $10.5 million, or 32.9% and 29.3%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by a decrease in professional services fees of $2.6 million and $9.9 million for the three and nine months periods respectively, as a result of increased costs in 2021 associated with the Company’s IPO.
Other expenses increased $3.3 million, or 84.5% and decreased $1.6 million, or 9.5% for the three and nine months ended September 30, 2022, respectively compared to the three and nine months ended September 30, 2021. The increase for the three months was primarily driven by $3.6 million increase in asset disposal expense, $2.3 million of which related to the write-down and write-off of office equipment totaling due to the Company’s Restructuring Program detailed in Note 13 – Restructuring. The decrease for the nine months was driven by the $2.8 million decrease in employee related expenses due to the reduction in employee headcount and $2.7 million reduction in other expenses due to the Company’s cost saving initiatives. These decreases were partially offset by $2.4 million related to asset disposal and $0.4 million loss from the sale of the Correspondent channel.
Income Tax Benefit (Expense)
Income tax benefit (expense) is recognized for the entire company rather than on a segment basis. Income tax benefit increased by $52.4 million and $85.1 million for the three and nine months ended September 30, 2022 compared to the income tax expense for the three and nine months ended September 30, 2021. The change is primarily due to the change in (loss) income before income tax. Our overall effective tax rate of 23.3% and 25.8% for the three and nine months ended September 30, 2022, respectively and 27.5% and 27.8% for the three and nine months ended September 30, 2021, respectively, differed from the U.S. statutory rate of 21.0% primarily due to the impact of the equity investment, state incomes taxes, limitations on the tax deductibility of officers’ compensation applicable to a public entity in both periods, equity-based compensation, goodwill impairment, and non-deductible transaction costs in 2021 associated with the Company’s IPO.
Liquidity and Capital Resources
Sources and Uses of Cash
Historically, our primary sources of liquidity have included:
•Borrowings, including under our warehouse funding facilities and other secured and unsecured financing facilities.
•Cash flow from our operations, including:
•Sale of mortgage loans held for sale,
•Loan origination fees,
•Servicing fee income,
•Interest income on loans held for sale, and
•Cash and marketable securities on hand.
Historically, our primary uses of funds have included:
•Origination of loans,
•Payment of interest expense,
•Repayment of debt,
•Payment of operating expenses, and
•Changes in margin requirements for derivative contracts.
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
We held mortgage warehouse lines of credit arrangements with 9 separate financial institutions with a total maximum borrowing capacity of $3.2 billion and an unused borrowing capacity of $2.3 billion as of September 30, 2022, approximately $10.1 million of which is available and undrawn. Refer to Note 7 – Warehouse Lines of Credit of our condensed consolidated financial statements.
In light of the recent decline in the Origination volumes, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.
We maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined maximum borrowing capacity of $558.9 million and unused borrowing capacity of $428.6 million as of September 30, 2022. Refer to Note 8 – Term Debt and Other Borrowings, net of our condensed consolidated financial statements.
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
The Company was in compliance with all covenants under the indenture and our warehouse facilities and other lines of credit as of September 30, 2022.
The Company may, at any time and from time to time, seek to retire or purchase the Company’s outstanding Senior Notes through cash purchases in the form of open-market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The Company repurchased and retired $50 million Senior Notes during the second quarter of 2022.
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
The aggregate purchase price of participation certificates owned by the Gestation Purchaser at any given time for which the Gestation Purchaser has not been paid the purchase price for the related MBS by the applicable takeout investor as specified in the applicable takeout commitment cannot exceed $400 million, which has been reduced from $1.5 billion in the prior quarter. The Gestation Agreement was extended from November 2, 2022 to September 29, 2023 during the three months ended September 30, 2022.
The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth. The Company was in compliance with these covenants as of September 30, 2022.
Repurchase Obligation Relief
Certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Historically, the Company received relief of certain repurchase obligations on loans sold to FNMA or FHLMC by taking advantage of their repurchase alternative program. This program provided the Company with the ability, in certain instances, to pay a fee to FNMA or FHLMC, in lieu of being obligated to repurchase the loan. During September and October 2022, FNMA and FHMC notified the Company that they will not provide repurchase obligation relief through the repurchase alternative program beginning in the fourth quarter of 2022 until further notice.
Cash Flows
The following presents the summary of the Company’s cash flows:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used for) operating activities	$3,479,065	$(3,657,464)
Net cash provided by investing activities	612,082	69,796
Net cash (used for) provided by financing activities	(4,150,516)	3,593,902
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,369)	6,234
Cash, cash equivalents and restricted cash at end of period	$148,421	$203,127
Our Cash and cash equivalents and restricted cash as of September 30, 2022 decreased by $54.7 million from September 30, 2021.
Operating Activities

Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Nine Months Ended September 30,
	2022	2021
Cash flows from:	(dollars in thousands)
Mortgage loans held for sale	$3,397,949	$(3,677,866)
Gain on loans, net	(48,360)	(521,727)
(Increase) decrease in fair value of derivative assets	12,226	169,721
Decrease in fair value of mortgage loans held for sale	155,228	6,906
Other operating sources	(37,978)	365,502
Net cash provided by (used for) operating activities	$3,479,065	$(3,657,464)
Cash provided by operating activities increased by $7,136.5 million for the nine months ended September 30, 2022 compared to the cash used for operating activities for the nine months ended September 30, 2021. The increase provided by operating activities is primarily driven by decrease in the level of inventory of loans held for sale as a result of a decrease in Origination volume for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was partially offset by the change in fair value of derivative assets of $157.5 million primarily due to interest rate lock commitment revenue and margin call assets.
Investing Activities
Cash provided by investing activities increased by $542.3 million primarily due to proceeds from sale of MSRs of $636.0 million for the nine months ended September 30, 2022 compared to $111.6 million for the nine months ended September 30, 2021.
Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in Warehouse borrowings as shown below:

	Nine Months Ended September 30,
	2022	2021
Cash flows from:	(dollars in thousands)
Warehouse borrowings, net	$(3,848,017)	$3,303,062
Distributions to parent, net (a)	—	(294,897)
Other financing sources	(302,499)	585,737
Net cash (used for) provided by financing activities	$(4,150,516)	$3,593,902
(a) distributions to HPLP, our direct parent prior to the merger consummated in connection with the IPO.
Cash used for financing activities increased for the nine months ended September 30, 2022 compared to the cash provided by financing activities for the nine months ended September 30, 2021. The increase in use was primarily driven by decrease in proceeds, net of payments, on warehouse borrowings due to a decrease in Origination volume. As noted above, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.

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
Suspension of Dividend
Our Board has determined not to declare a dividend on our common stock for the three month period ended September 30, 2022. The Board’s determination reflects our desire to maintain a strong liquidity position to support operations in the current macroeconomic environment, including rising interest rates and inflationary pressure, and the potential impact on our results of operations and financial condition.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.
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
The Company did not have any common stock repurchase activity for the three months ended September 30, 2022. The approximate dollar value of shares that may yet be purchased under the program is $4.3 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Confirmation and Amendment of Participation Agreement, dated as of August 15, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 17, 2022, and incorporated herein by reference).

10.2
Change of Terms Agreement, dated as of August 23, 2022, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2022, and incorporated herein by reference).

10.3
Amendment No. 20 to Master Repurchase Agreement, dated as of September 16, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 20, 2022, and incorporated herein by reference).

10.4
Second and Amended and Restated Master Repurchase Agreement dated as of September 16, 2022, by and among Home Point Financial Corporation, as seller and TIAA, FSB, a federal savings association, as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2022, and incorporated herein by reference).

10.5*+	Change of Terms Agreement, dated as of September 23, 2022, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association as buyer.
10.6*+
Amendment No. 9 to the Master Repurchase Agreement, dated as of September 29, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, acting through its Cayman Islands Branch, as buyer, Alpine Securitization LTD, as buyer, and Home Point Financial Corporation, as seller.

10.7*+	Confirmation and Amendment of Master Participation Agreement dated September 30, 2022, by and between Home Point Financial Corporation as seller, and Merchants Bank of Indiana as participant.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

HOME POINT CAPITAL INC.

Dated: November 14, 2022	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Mark E. Elbaum
	Name:	Mark E. Elbaum
	Title:	Chief Financial Officer (Principal Financial Officer)