Form 10-K
period 2022-12-31
Home Point Capital Inc.
filed 2023-03-09
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $29.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had outstanding 138,401,090 shares of common stock as of March 3, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to foreclose on our mortgage assets in a timely manner or at all; and
•the effects of the COVID-19 (as defined herein) pandemic on our business.
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
Website and Social Media Disclosure
We use our website (www.investors.homepoint.com) and our corporate Facebook, LinkedIn, and Twitter accounts as routine channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, incorporated herein by reference or otherwise a part of this Report.

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

Part I.
Item 1. Business
Company Overview
We are a leading residential mortgage originator and servicer driven by a mission to create financially healthy, happy homeowners. We do this by delivering scale, efficiency and savings to our partners and customers. Our business model is focused on leveraging a nationwide network of partner relationships to drive sustainable originations. We support our origination operations through a robust operational infrastructure and a highly responsive customer experience. We then leverage our servicing platform to manage the customer experience. We believe that the complementary relationship between our origination and servicing businesses allows us to provide a best-in-class experience to our customers throughout their homeownership lifecycle.
Our primary focus is our Wholesale channel, a business-to-business-to-customer distribution model in which we utilize our relationships with independent mortgage brokerages, which we refer to as our Broker Partners, to reach our end-borrower customers. In this channel, while our Broker Partners establish and maintain the relationship with the end-borrower, we as the lender underwrite the loan in-house and act as the original lender. To emphasize focus on the Wholesale channel, on June 1, 2022, we completed the sale of our Delegated Correspondent channel and subsequently redirected our Direct channel resources to wholesale.
According to Inside Mortgage Finance, we are the third largest wholesale lender by origination volume for the year ended December 31, 2022. We propel the success of our more than 9,000 Broker Partners through a combination of full service, localized sales coverage and an efficient loan fulfillment process supported by our fully integrated technology platform. We differentiate ourselves from our peers focused on the wholesale channel by following a partnership approach towards our Broker Partners, where we seek to mitigate any conflict of interest by allowing the Broker Partners to maintain their customer relationships while we support them with our best-in-class technology platform. Broker Partners, which we define to include brokerage businesses that may include multiple broker employees, represent wholesale and non-delegated correspondent accounts that Home Point is authorized to conduct business with at a given point in time (whether or not we have recently originated mortgages through such broker).
The wholesale channel share of the U.S. residential mortgage market continues to increase. According to Inside Mortgage Finance, our market share in the wholesale channel was 6.6% in 2022 compared to 1.6% in 2017. This growth trend, together with our distinct wholesale strategy, enable highly scalable production volumes, a strong mix of purchase transactions and favorable unit economics, driven by lower fixed costs.
In February 2022, we announced an agreement with ServiceMac, LLC (“ServiceMac”), a wholly owned subsidiary of First American Financial Corporation, pursuant to which ServiceMac will subservice all mortgage loans underlying MSRs we hold. ServiceMac began subservicing loans for us in the second quarter of 2022. While ServiceMac is performing the servicing functions on our behalf, we continue to hold the MSRs. The transition of our servicing operation to ServiceMac enables the redeployment of technology and process resources to support our Wholesale channel, including expanding product offerings and enhancing the partner experience. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. The opportunity for productive relationships with our customers continues after ServiceMac began subservicing loans for us since customers receive the same high-quality service they are accustomed to and they will continue to see our brand on all communications. Our relationship with ServiceMac allows us to maintain a lower, more variable cost structure and provides greater flexibility when strategically selling certain non-core MSRs.
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
Origination
We originate mortgages in the Wholesale channel and choose to operate in this channel because we believe that it:
•provides us efficient access to both purchase and refinance transactions throughout market cycles;
•benefits from the premise that in-market advisors will continue to be a cornerstone of the mortgage origination process;
•is highly scalable and flexible; and

•provides an optimized experience for our customers.
Our primary source of revenue consists of (i) gains on loans, which is the difference between the cost of originating or purchasing the mortgage loans and the price at which we sell such loans to investors, primarily the GSEs and Ginnie Mae, and (ii) gains on fair value of MSRs.
Our originations are comprised of both purchase and refinance originations. While refinancing origination levels in the market vary based on a number of market dynamics, including interest rate levels, inflation, unemployment and the strength of the overall economy, we are focused on maintaining steady purchase origination volumes, which gives us a considerable advantage over many of our competitors as purchase originations tend to be more stable and reduce earnings volatility. In 2021, our purchase origination mix was 31.1%. In 2022, the higher interest rate environment resulted in an increase in our purchase origination mix to 61.3%.
Wholesale Channel
We originate residential mortgages in our Wholesale channel through a nationwide network of more than 9,000 Broker Partners. We are strategically focused on this channel given that the underlying cost structure is more efficient than that of Distributed Retail channel, where the costs and overhead associated with originating loans are the full responsibility of the lender. As a result, we are able to operate with a lower fixed cost than many of our competitors. This highly leverageable cost structure allows for improved financial flexibility in varying interest rate environments.
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
The efficiency of our sales team, combined with our flexible cost structure, has positioned us to further consolidate volume from the smaller and less efficient wholesale lenders that still control nearly 45% of the wholesale market. We plan to do this by increasing the number of independent brokerages that serve as our Broker Partners. We believe that further penetration of the highly fragmented brokerage market will allow us to maintain our industry leading profile.
The strategy we employ in our Wholesale channel is closely tied to our servicing strategy. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers. This provides us the ability to include our Broker Partners in the management of the customer relationship and ultimately the retention of customers in our collective ecosystem. The opportunity for productive relationships with our customers continues since ServiceMac began subservicing loans for us as customers receive the same high-quality service they are accustomed to and they continue to see our brand on all communications. In addition, the transition of our servicing operation to ServiceMac enables the redeployment of technology and process resources to support our Wholesale channel, including expanding product offerings and enhancing the partner experience.
Legacy Correspondent and Direct Channels
In mid-2022, we sold our delegated correspondent channel and redirected our direct channel resources to focus solely on our Wholesale channel.
Correspondent Channel
In our Correspondent channel, we purchased closed and funded mortgages from a trusted network of our Correspondent Partners. Our Correspondent Partners included primarily small- to medium-sized independent mortgage banks, builder affiliates and financial institutions. Our partners underwrote, processed and funded loans, but typically lacked the scale to economically retain servicing. Our financial institution partners preferred to sell to non-bank originators to avoid conflicting customer solicitation. This channel provided a flexible alternative for us to achieve our customer acquisition goals at a low cost.
Direct Channel
In our Direct channel, we originated residential mortgages primarily for existing servicing customers who are seeking new financing options. Our Direct strategy was focused on maximizing the customer retention opportunity in our servicing portfolio, but was differentiated from our competitors in that it was designed to be inclusive of both of our customers’ preferences and our Broker Partners’ in-market presence. For example, if a Broker Partner-initiated customer proactively contacts us about a refinancing, we referred the customer to the applicable Broker Partner that originally established the relationship. This strategy removed the conflict of interest that some competitors have between their direct and wholesale channels. If the customer preferred to use our Direct functionality, or if there is no Broker Partner perhaps because the customer was sourced through a Correspondent Partner, we could still fulfill the customer’s preference and retain the customer relationship.

Servicing
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our nearly 317,000 servicing portfolio customers. Additionally, retaining the MSR provides the Company with opportunities to strategically manage liquidity. Our Servicing segment is authorized to conduct business in all 50 states and D.C.
In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac began to subservice all mortgage loans underlying MSRs we hold in the second quarter of 2022. They perform servicing functions on our behalf, but we continue to hold the MSRs. The transition of our servicing operation to ServiceMac enables the redeployment of technology and process resources to support our Wholesale channel, including expanding product offerings and enhancing the partner experience. Strategically retaining the servicing on our originations gives us the opportunity to establish productive relationships with our customers while opportunistically participating in the dynamic MSR sale market. Productive relationships with our customers continues after ServiceMac began subservicing loans for us since customers receive the same high-quality service they are accustomed to and they continue to see our brand on all communications. Our relationship with ServiceMac allows us to maintain a lower, more variable cost structure and provides greater flexibility when strategically selling certain non-core MSRs.
As of December 31, 2022, we had approximately 317,000 servicing portfolio customers, as compared to 442,000 at the end of 2021. During this same period, our servicing portfolio UPB decreased from $133.9 billion at the end of 2021 to $89.3 billion at the end of 2022.
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
Our servicing platform supports our customers’ home ownership journey. This is done together with third-party providers that offer a variety of products and services to our customers, including insurance, loans and other ancillary home service products. In addition to revenue generation, the successful execution of these offerings is intended to build a stronger relationship between us and our customers with the goal of retaining the customer in our ecosystem.
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
U.S. Mortgage Market
The U.S. mortgage market is one of the largest and consistently growing financial markets in the world. As of September 30, 2022, according to the Federal Reserve Bank of New York there was approximately $11.67 trillion of residential mortgage debt outstanding in the United States. Despite continued aggregate growth, the pace of new mortgage originations slowed in 2022 in a rapidly rising interest rate environment from pandemic new mortgage origination highs. According to Fannie Mae’s January 2023 Housing Forecast, total purchase and refinance originations are expected to be $1.6 trillion in 2023, down from $2.3 trillion in originations in 2022. Periods of outsized refinancing opportunities, such as those opportunities experienced in 2020, provided significant upside in the mortgage market. The shifting interest rate environment has emphasized long-term stability through purchase mortgages, which represent $1.3 trillion of the market of the 2023 forecast.
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

Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, HUD and various state agencies that license and conduct examinations of our origination, loan servicing, loss mitigation, and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our origination, loan servicing, loss mitigation and collection activities. The GSEs and Ginnie Mae, and various investors and lenders also conduct periodic reviews and audits of our operations.
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
•the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which (1) require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, (2) apply to certain loan servicing practices including escrow accounts, customer complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation, and (3) prohibit giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services;
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
•Regulation N, covering Mortgage Acts and Practices, prohibits certain unfair and deceptive acts and practices related to mortgage advertising;
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
•the Gramm-Leach-Bliley Act, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy safeguards regarding certain consumer data in our possession;
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
We also must comply with federal, state, and local laws related to data privacy and the handling of personally identifiable information and other sensitive, regulated, or non-public data. These include the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act which amends and expands on the CCPA (together, the “Amended CCPA”), and we expect other states to enact legislation similar to the Amended CCPA. The Amended CCPA limits how companies can use customer data and impose obligations on companies in their management of such data, and requires us to modify our data processing practices and policies and to incur costs and expenses in an effort to fully comply. Generally speaking, the Amended CCPA provides consumers with certain privacy rights such as the right to request deletion of their data, the right to receive data on record for them, and the right to know what categories of data (generally) are maintained about them. It also mandates disclosures prior to, and at, the point of data collection and increases the privacy and security obligations of entities handling certain personal information of such consumers. The Amended CCPA allows consumers to submit verifiable consumer requests regarding their personal information and requires our business to implement procedures to comply with such requests. The Amended CCPA provides for civil money penalties for violations, as well as a private right of action for certain data breaches that result from a failure to implement reasonable safeguards.
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
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) imposed several new compliance obligations on our mortgage servicing activities, including, but not limited to, mandatory forbearance offerings, altered credit reporting obligations, and moratoriums on foreclosure actions and late fee assessments. Many states have taken similar measures to provide mortgage payment and other relief to consumers, which create additional complexity around our mortgage servicing compliance activities. Federal, state and local executive, legislative and regulatory responses to COVID-19 have not been consistent in scope or application. For example, while certain foreclosure moratorium and forbearance programs have expired, other such programs have been extended. The regulatory response to COVID-19 has been characterized by rapid evolution and may continue to evolve in unpredictably ways.

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
In addition, we receive information requests and other inquiries, both formal and informal in nature, from our federal and state regulators as part of their general regulatory oversight of our servicing and lending businesses.
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
Competition
We compete with third-party businesses in originating forward mortgages, including bank and other non-bank financial services companies focused on one or more of these business lines. Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, customer service levels, the amount and term of a loan, and marketing and distribution channels. Many of our competitors for forward mortgage originations are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on loan sales or securitizations of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs in which we are unable to participate because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. In addition, our competitors seek to compete aggressively on the basis of pricing factors. To the extent that we match our competitors’ lower pricing, we may experience lower gain on sale margins. Fluctuations in interest rates, inflation and general economic conditions may also affect our competitive position. During periods of rising interest rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of originations or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Any increase in these competitive pressures could be detrimental to our business.
Intellectual Property
We use a combination of proprietary and third-party intellectual property, including trade secrets, unregistered copyrights, trademarks, service marks, and domain names, and the intellectual property rights in our proprietary software, all of which we believe maintain and enhance our competitive position and protect our products.
Cyclicality and Seasonality
The demand for loan originations is affected by consumer demand for home loans and the market for buying, selling, financing and/or re-financing residential, which in turn, is affected by the national economy, regional trends, property valuations, interest rates, and socio-economic trends and by state and federal regulations and programs which may encourage and accelerate or discourage and slowdown certain real estate trends. Our business is generally subject to seasonal trends with activity generally decreasing during the winter months, especially home purchase loans and related services.
Human Capital Resources
As of December 31, 2022, we employed approximately 830 full-time associates globally. None of our associates are covered by collective bargaining agreements, and we consider our associate relations to be good. Our culture and technology has allowed many of our associates to work remotely, which has allowed us to recruit and hire top managers and executives regardless of geography and to continue our business and operations. In 2022, we announced actions taken to reduce the number of full-time associates in response to the sale of our delegated correspondent channel, the transition to subservicing with ServiceMac, and decreased origination volume.
For additional information, please see the section titled “Human Capital” in the Company’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders.

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
•our ability to continue to grow our loan origination business or effectively manage significant increases or decreases in our loan production volume;
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
•our Sponsor controlling us and its interests conflicting with ours or yours in the future; and
•the effects of the COVID-19 pandemic on our business.

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
Risks Related to Our Business
General Business Risks
Our business relies on our financing arrangements to fund mortgage loans and otherwise operate our business. If one or more of such facilities are terminated other than in the ordinary course, we may be unable to find replacement financing at commercially favorable terms, or at all, which could be detrimental to our business.
We currently fund substantially all of the MSRs and mortgage loans we close through borrowings under our financing arrangements and warehouse lines of credit along with funds generated by our operations. In the ordinary course of our business, we manage the number and size of our mortgage warehouse lines of credit in light of various factors, including origination volumes and broader macroeconomic conditions. As of December 31, 2022, we held mortgage warehouse lines of credit with eight separate financial institutions with a total maximum borrowing capacity of $2.8 billion. Each mortgage funding arrangement is collateralized by the underlying mortgage loans.
Of the nine existing mortgage warehouse lines of credit as of December 31, 2022, five of the facilities are 364-day facilities, one of the facilities renews every two years, and the remaining mortgage warehouse lines of credit are evergreen agreements. As of December 31, 2022, approximately $50 million of borrowing capacity under our mortgage warehouse lines of credit was committed, while the remaining borrowing capacity was uncommitted and can be terminated by the applicable lender at any time. Two of the facilities require that we establish a cash reserve of $6.3 million in the aggregate, which is reflected within Restricted cash on the consolidated balance sheet as of December 31, 2022.
Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon our lenders to provide the primary mortgage warehouse lines of credit for our loans. We currently believe that we maintain appropriate financing arrangements for our business needs and expect to be able to renew our existing warehouse facilities prior to their expiration. However, there is no guarantee that our current uncommitted facilities will be available for future financing needs, nor that we will be able to secure alternative funding facilities to address unanticipated changes in market conditions or to replace any current facilities that we are unable to renew upon their scheduled expiration. In the event that any of our mortgage warehouse lines of credit is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, in each case outside of the ordinary course management of our capital resources, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business.
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
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. We also have significant exposure to certain states such as California and are particularly susceptible to adverse economic conditions in those states. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or lack thereof, changes in household debt levels and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. National or global events, including, but not limited to, health crises, unprovoked attacks on sovereign nations and geopolitical conflicts, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential borrowers to take out loans. As a result, such economic factors affect loan origination volume, and recent market conditions, such as rapidly rising interest rates, high inflation and home price appreciation due to limited housing supply, have led to a decrease in the affordability index and negatively impacted Origination volume.
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
Market conditions that lead to a decrease in loan originations result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue from GSE and Ginnie Mae loans that we service because we ultimately collect servicing fees from them only for performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are likely unrecoverable when the related loan is liquidated.
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
Prior to the sale of our Correspondent Channel, which we completed in June 2022, we would re-underwrite a percentage of acquired loans to ensure quality underwriting by our Correspondent Partners. However, no assurance can be given that this re-underwriting of a sample population of such loans identified any, or all, underwriting and regulatory compliance issue related to such loans. In the event of a breach of any representations or warranties we make to purchasers, insurers or investors, we believe, based on our experience, that in a majority of cases, for correspondent originated loans acquired using the “delegated underwriting” option, we will have recourse to the Correspondent Partner that sold the mortgage loans to us and breached similar or other representations and warranties. Although we believe we will have the right to seek a recovery of related repurchase losses from that Correspondent Partner, we cannot assure you that this will always be the case. For Correspondent loans where we do the underwriting, referred to as the “non-delegated underwriting” option, our ability to seek a recovery of repurchase and other losses from Correspondent Partners is more limited.
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
Furthermore, the repurchased loan typically can only be financed at a steep discount to its repurchase price, if at all, and can generally be sold only at a discount to the unpaid principal balance, which in some cases can be significant. Significant loan repurchase activity without offsetting recourse to a counterparty that we purchased the loan from could materially and adversely affect our business, financial condition, liquidity and results of operations.
We have historically been subject to counterparty risk and may be unable to seek indemnity from, or require our correspondent counterparties or sellers to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.
When we have purchased mortgage assets, our correspondent counterparty or seller typically makes customary representations and warranties to us about such assets. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches such a representation or warranty. However, there can be no assurance that our mortgage loan purchase agreements contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be willing and able to honor its obligations under our mortgage loan purchase agreements. Our inability to obtain indemnity or enforce repurchase obligations of counterparties and sellers for a significant number of loans could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
We act as named servicer with respect to MSRs that we retain or acquire or otherwise for loans that we are required to service (including as an issuer of Ginnie Mae securities) and in each such case, we may contract with a third party (the “Subservicer”) for the subservicing of the loans. For example, in February 2022, Home Point Financial Corporation (“Homepoint”), our wholly-owned subsidiary, entered into a subservicing agreement with ServiceMac, LLC (“ServiceMac”), a wholly-owned subsidiary of First American Financial Corporation. ServiceMac currently subservices our agency loan portfolio. We have agreed to indemnify ServiceMac for any losses resulting from their subservicing of the mortgage loans in accordance with the related subservicing agreement (so long as such loss does not result from a breach by ServiceMac under the related subservicing agreement). To the extent that we do not have a right to reimburse ourselves for the same amounts under our servicing agreement or if there are insufficient collections in respect of the mortgage loans for such reimbursements, we may face losses in our servicing business. Any subservicing relationship may present a number of risks to us.
Although ServiceMac performs servicing functions on the Company’s behalf, we continue to hold the MSRs. Failure by any Subservicer, including ServiceMac, to meet stipulations of the Fannie Mae and Freddie Mac servicing guidelines, when applicable, including forbearance requirements, can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. The Subservicer has obligations to promptly apply payments received from borrowers, to properly manage and reconcile tax and insurance escrow accounts, and to comply with obligations to pay taxes and insurance in a timely manner for escrowed accounts. If the Subservicer is not vigilant in encouraging borrowers to make their monthly payments or to keep their hazard insurance premiums or property taxes current, the borrowers may be less likely to make these payments, which could result in a higher frequency of default. If the Subservicer takes longer to mitigate losses or liquidate non-performing assets, loss severities may be higher than originally anticipated. If fines or any amounts lost are not recovered from the Subservicer, such events may lead to the eventual realization of a loss by us.
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
We face substantial competition in originating and acquiring attractive assets, particularly in our loan origination activities. The competition for mortgage loan assets may compress margins and reduce yields, making it difficult for us to acquire assets with attractive risk-adjusted returns. There can be no assurance that we will be able to successfully maintain returns, transition from assets producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the profitability of our operations to decline substantially and have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
The industry in which we operate is highly competitive, and could become more competitive, which could adversely affect us.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Non-banks of various sizes and types have become increasingly competitive in the acquisition of newly originated mortgage loans and servicing rights. Many banks and large savings institutions have significantly greater resources or access to capital than we do, as well as a lower cost of funds. Additionally, some of our existing and potential competitors may decide to modify their business models to compete more directly with our wholesale production business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a wholesale and correspondent production business. Since the withdrawal of a number of large participants from the mortgage markets following the financial crisis in 2007, non-bank participants have become more active in these markets. As more non-bank entities enter these markets, or if more of the large commercial banks decide to become aggressive in the mortgage space once again, our production activities may generate lower volumes and/or margins. Accordingly, our inability to compete successfully or a material decrease in profit margins resulting from increased competition could adversely affect our business, financial condition, liquidity and results of operations.

We depend on our ability to acquire loans and sell the resulting MBS in the secondary markets on favorable terms in our production activities. If our ability to acquire and sell is impaired, this could subject us to increased risk of loss.
In our production activities, we acquire and originate new loans, including non-Agency loans, primarily from our Broker Partners, and sell or securitize those loans to or through the Agencies or other third-party investors. We also may sell the resulting securities into the MBS markets. However, there can be no assurance that we will continue to be successful in operating this business or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation. However, we may not be able to continue to source sufficient loan acquisition opportunities to justify the expenditure of such capital and other resources. In the event that we are unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such loans, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these loans or may be unable to sell the resulting loans or MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition either due to changes in market conditions, the delinquencies of our mortgage loans or a change in the condition of the underlying mortgage property. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity and results of operations.
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
The MBS market is also particularly affected by the policies of the U.S. Federal Reserve, which influences interest rates and impacts the size of the loan origination market. In response to the COVID-19 pandemic in 2020, the U.S. Federal Reserve announced programs to increase its purchase of certain MBS products to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses. Following signals in early 2022 that the Federal Reserve would begin moving away from accommodative monetary policies, in mid-March 2022 the Federal Reserve began increasing interest rates with steady increases continuing throughout the remainder of 2022 and into 2023. Any change to the Federal Reserve’s policies could have a negative impact on the liquidity of MBS markets in the future.
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
The production process and our or any of our Subservicers’ servicing platforms are becoming more dependent upon technological advancement and depends, in part, upon our ability to effectively interface with our Broker Partners and other third parties. Maintaining, improving and becoming proficient with new technology may require us, or any of our Subservicers, to make significant capital expenditures. To the extent we or our Subservicers are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase.

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
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational, cybersecurity, tax and legal risks related to our business, assets and liabilities. We also are subject to various federal, state, local and foreign laws, regulations and rules that are not industry specific, including health and safety laws, environmental laws, privacy laws and other federal, state, local and foreign laws and other regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks including risks related to our hedging transactions and strategy, as well as access to cash reserves, and we may not effectively identify, manage, monitor and mitigate these risks as our business activity changes or increases.
We could be harmed by misconduct or fraud that is difficult to detect.
We are exposed to risks relating to fraud and misconduct by our associates, contractors, custodians, Broker Partners, Subservicers, and other third parties with whom we have relationships. For example, associates could execute unauthorized transactions, use our assets improperly or without authorization, use confidential information for improper purposes or misreport or otherwise try to hide improper activities from us. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. In addition, such persons or entities may misrepresent facts about a mortgage loan, including the information contained in the loan application, property appraisal, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan could be significantly lower than expected. A mortgage loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered. Our controls may not be completely effective in detecting this type of activity. Accordingly, such undetected instances of fraud may subject us to regulatory sanctions, litigation and losses, including those under our indemnification arrangements, and may seriously harm our reputation.
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
We have undertaken measures intended to protect the safety and security of our information systems and the information systems of our third-party providers and the data therein, including physical and technological security measures, employee training, contractual precautions and business continuity plans, and implementation of policies and procedures designed to help mitigate the risk of system disruptions and failures and the occurrence of cyber incidents. Despite our efforts, there can be no assurance that any such risks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. It is possible that advances in computer capabilities, undetected fraud, inadvertent violations of our policies or procedures or other developments could result in a cyber incident or system disruption or failure. We may not be able to anticipate or implement effective preventive measures against all such risks, especially with respect to cyber incidents, as the methods of attack change frequently or are not recognized until launched, and because cyber incidents can originate from a wide variety of sources, including persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce associates, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our Broker Partners or borrowers. These risks have increased in recent years and may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity. In addition, our current work-from-home policy may increase the risk for the unauthorized disclosure or use of personal information or other data.
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
In addition, through 2021, we transitioned a substantial portion of our operations to remote working environments and continue to permit many of our associates, including executives, mortgage loan officers and staff, to work remotely. The increase in the number of our associates working from home may increase certain business and procedural control risks. For example, cybersecurity risks have increased following our transition into a substantially work-from-home environment.
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
We rely on our senior executive team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could harm our business.
Our future success will depend on the efforts and talents of the members of our senior executive team, who have significant experience in the residential mortgage origination and servicing industry, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all.
Changes to our senior executive team may occur from time to time, and their knowledge of our business and industry may be difficult to replace. For example, on February 24, 2023, Mark E. Elbaum submitted his resignation as the Chief Financial Officer of the Company. Mr. Elbaum’s resignation will be effective April 3, 2023. We do not expect his departure to have a material impact on our business or operations. However, future changes to our senior executive team, particularly if they occur on short notice, could have an adverse effect on our business, financial condition and results of operations. If we do not succeed in attracting new members for our senior executive team or retaining and motivating existing members of our senior executive team, our business could be materially and adversely affected.

The competitive job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.
Competition for our employees, including highly skilled technology and management professionals, loan servicers, debt default specialists, loan officers and underwriters, is extremely intense, reflecting a tight labor market. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk of increased competition extends to our ability to retain our current employees. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity. If we are unable to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses, it could materially affect our business, financial condition and results of operations.
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
As of December 31, 2022, we had $443.6 million of NOL carryforwards for federal income tax purposes, a portion of which begin to expire in 2035. Our ability to utilize NOLs and other tax carryforwards to reduce taxable income in future years could be limited due to various factors, including (i) our projected future taxable income, which could be insufficient to recognize the full benefit of such NOL carryforwards prior to their expiration; (ii) limitations imposed as a result of one or more ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), (which subject NOLs to an annual limitation on usage); and/or (iii) challenges by the Internal Revenue Service (the “IRS”) that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of federal income tax. As of December 31, 2022, $14.0 million of our NOL carryforwards for federal income tax purposes are subject to limitations under Section 382 of the Code, which we anticipate being able to fully utilize in the normal course.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The Biden administration has previously proposed other legislation that would further broaden the tax base and limit tax deductions in certain situations. It is unclear at this time if any of these proposals will be enacted in the future. Proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates.
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the TCJA, the CARES Act, and the Inflation Reduction Act.
The effects of the COVID-19 pandemic could adversely impact our business.
On March 13, 2020, the World Health Organization declared SARS-CoV-2, and the related disease it causes in humans (“COVID-19”) a pandemic. Subsequently, certain variants of COVID-19 have from time-to-time caused surges in the number and/or severity of COVID-19 cases regionally and globally. The impact of such variants cannot be predicted and this time and may depend on numerous factors, including transmissibility of specific variants, vaccine availability and vaccination rates. The long-term impacts of the social, economic and financial disruptions caused by the COVID-19 pandemic and the government responses to such disruptions are unknown. See the risk factor entitled, “Market Risks—Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our assets.”
As long as the COVID-19 pandemic, including any existing or new variants, remains a public health threat, global economic conditions may continue to be volatile and uncertainty as to the effects of the COVID-19 pandemic will persist across all industries and geographies. The extent of the impact of the COVID-19 pandemic, or other similar public health crises, on our business (including any adverse impact) will depend on numerous factors that we are not able to accurately predict.
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
In addition, our business is materially affected by the monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. In response to the COVID-19 pandemic, the Federal Reserve implemented policies to support the financial markets, including through increased purchases of certain MBS products and decreased interest rates. Following signals in early 2022 that the Federal Reserve would begin moving away from accommodative monetary policies, in mid-March 2022 the Federal Reserve began increasing interest rates with steady increases continuing throughout the remainder of 2022 and into 2023. The results of these actions have been, and are expected to continue to be, upward pressure on mortgage rates and reduced liquidity of MBS. However, the full effect and duration of this policy change and future policy changes by the U.S. Federal Reserve are unknown at this time and could have a material adverse effect on our business, results of operations and financial condition.
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
The lenders under our financing agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position and maintain collateral having a market value sufficient to support the related borrowings. From time to time, as a result of market conditions or otherwise, we may need to seek amendments or waivers to our financing arrangements to address an anticipated inability to satisfy one or more of these financial covenants. For example, we have entered into amendments to certain warehouse lines that contain profitability covenants to the extent necessary to allow for a net loss under such covenants for specified reporting periods. If we are unable to meet these financial covenants and lenders are unwilling to waive their application, our financial condition could deteriorate rapidly and could also result in a default or cross-defaults under our financing arrangements.
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
We may not be able to raise the debt or equity capital required to finance our assets and maintain or grow our businesses.
Our businesses require continued access to debt and equity capital that may or may not be available on favorable terms, at the desired times or at all. In addition, we own certain assets, including MSRs, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for MSRs could require us to seek equity capital that may be more costly or unavailable to us.
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
We also must comply with federal, state and local laws related to data privacy and the handling of personally identifiable information (“PII”) and other sensitive, regulated or non-public data. These include the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act which amends and expands the CCPA (together, the “Amended CCPA”) and we expect other states to enact legislation similar to the Amended CCPA, which limit how companies can use customer data and impose obligations on companies in their management of such data, and require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The Amended CCPA, among other things, requires certain disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information, in addition to limiting our ability to use their information. The Amended CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result from a failure to implement reasonable safeguards. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways.
The influx of new laws, regulations, and other directives adopted by federal, state and local governments in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape in which we operate. While some regulatory reactions to COVID-19 relaxed certain compliance obligations, the forbearance requirements imposed on mortgage servicers in the CARES Act added new regulatory responsibilities. The GSEs and the Federal Housing Finance Agency (the “FHFA”), Ginnie Mae, HUD, state and local governments, various investors and others have also issued guidance relating to COVID-19. Future regulatory scrutiny and enforcement resulting from COVID-19 is not yet fully known.
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
Furthermore, situations involving a potential violation of law or regulation, even if limited in scope, may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the United States. In addition, our failure, or the failure of our Broker Partners to comply with these laws and regulations may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, rescission of mortgages and return of interest payments, permanent forgiveness of debt, delays in the foreclosure process, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations, which could affect our investor approval status and our ability to sell or service loans. Our failure to adequately supervise vendors and service providers may lead to significant liabilities, inclusive of assignee liabilities, as a result of the errors and omissions of those vendors and service providers.
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
December 2020, the CFPB issued revised Qualified Mortgage (“QM”) rules that replaced Appendix Q and the strict 43% debt-to-income ratio (“DTI”) underwriting threshold with a price-based QM loan definition. The revised QM rules also terminated the QM Patch, under which certain loans eligible for sale to Fannie Mae and Freddie Mac do not have to be underwritten to Appendix Q or satisfy the capped 43% DTI requirement. The rule was to take effect on March 1, 2021, but compliance would not be mandatory until July 1, 2021. However, on April 27, 2021, the CFPB published a final rule delaying the mandatory compliance date of the revised QM rule from July 1, 2021, to October 1, 2022, which gave lenders the option of originating QM rules under either the legacy QM rules or the revised QM rules between March 1, 2021 and October 1, 2022. This “optionality” was partially negated by the GSEs’ (that is, Fannie Mae and Freddie Mac) April 2021 pronouncements in which they announced that they, in effect will adhere to the mandatory effective date of the revised QM rules as originally promulgated by the CFPB in December 2020. We cannot predict what other actions the CFPB will take and how it might affect us as well as other mortgage lenders.
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
Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by the GSEs and Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. The GSEs, Ginnie Mae and FHFA play a critical role in the mortgage industry and we have significant business relationships with them. Presently, almost all of the newly originated conventional conforming loans that we acquire from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in mortgage securities backed by the GSEs and Ginnie Mae or for purchase by a GSE directly through its cash window. We also derive other material financial benefits from these relationships, including the assumption of credit risk by the GSEs and Ginnie Mae on loans included in such mortgage securities in exchange for our payment of guarantee fees, our retention of such credit risk through structured transactions that lower our guarantee fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures to the Agencies and other third-party purchasers.

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
The conduct of mortgage brokers with whom we produce our wholesale mortgage loans could subject us to lawsuits, regulatory action, fines or penalties.
The failure to comply with any applicable laws, regulations and rules by the mortgage lenders from whom loans were acquired through our wholesale production activities may subject us to lawsuits, regulatory actions, fines or penalties. We have in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, we may not detect every violation of law by these mortgage lenders. Further, to the extent any other third-party originators with whom we do business fail to comply with applicable law, and subsequently any of their mortgage loans become part of our assets, or prior servicers from whom we acquire MSR fail to comply with applicable law, it could subject us, as an assignee or purchaser of the related mortgage loans or MSR, respectively, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.
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
We are subject to various pending private legal proceedings challenging, among other things, whether certain of our loan origination and servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. The outcome of any legal matter is never certain. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business. Please see “Item 8 – Note 13 - Commitments and Contingencies.”
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
Several states have enacted Homeowner’s Bill of Rights legislation to establish mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. It is possible that additional states could enact similar laws in the future. Delays in foreclosure proceedings could require us to delay the recovery of advances, which could materially affect our business, results of operations and liquidity and increase our need for capital.
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
Until recently, there has been a long-term trend of falling interest rates, with intermittent periods of rate increases. More recently, there was a rising interest rate environment for the majority of 2018, 2021, and 2022 and a falling interest rate environment in 2019 and 2020.
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
Our mortgage and MSR assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in mortgage-related assets. Accordingly, our mortgage and MSR assets may be concentrated by geography, investor, originator, insurer, loan program, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. We may be disproportionately affected by general risks such as natural disasters, including major hurricanes, tornadoes, wildfires, floods, earthquakes and severe or inclement weather should such developments occur in or near the markets in California or the Gulf Coast region in which such properties are located. For example, as of December 31, 2022, approximately 20.4% of our mortgage and MSR assets had underlying properties in California. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our mortgage and MSR assets are located (including business layoffs or downsizing, industry slowdowns, changing demographics, natural disasters and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of those assets. A material decline in the demand for real estate in these areas, regardless of the underlying cause, may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among subsets of our mortgage and MSR assets, which could have a material adverse effect on our business, financial condition and results of operations.
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
In connection with our activities, we may rely on information furnished by or on behalf of borrowers and/or our business counterparties, including Broker Partners. We also may rely on representations of borrowers and business counterparties as to the accuracy and completeness of that information, and upon the information and work product produced by appraisers, credit repositories, depository institutions and others, as well as the output of automated underwriting systems created by the GSEs and Ginnie Mae and others. If any of this information or work product is intentionally or negligently misrepresented in connection with a mortgage loan and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our associates, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions, or from our business counterparties. Any such misrepresented information could materially and adversely affect our business, financial condition and results of operations.
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

General Risk Factors
We are a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
As of December 31, 2022, our Sponsor beneficially owned approximately 92.3% of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:
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
We have and intend to continue to utilize these exemptions. As a result, we do not have a majority of independent directors and our Compensation Committee and Nominating and Corporate Governance Committee do not consist entirely of independent directors. Accordingly, stockholders of the Company do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our Sponsor controls us and their interests may conflict with yours in the future.
As of December 31, 2022, our Sponsor beneficially owned approximately 92.3% of the voting power of our common stock. As a result, our Sponsor is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as our Sponsor and its affiliates retain significant ownership of us. Our Sponsor and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as our Sponsor continues to own a significant amount of our voting power, even if such amount is less than 50%, our Sponsor will continue to be able to strongly influence or effectively control our decisions and, so long as our Sponsor and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, our Sponsor will be able to appoint individuals to our board of directors under the stockholders’ agreement that we entered into in connection with the initial public offering on February 2, 2021 (the “IPO”). The interests of our Sponsor may not coincide with the interests of other holders of our common stock.
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
As of December 31, 2022, we had 861,601,293 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2022, we have reserved 7,584,217 shares for issuance under the 2021 Incentive Plan; substitute options granted in connection with the IPO are not counted against the share reserve under the 2021 Incentive Plan. Any common stock that we issue, including under the 2021 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership currently held by our stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
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
We may not pay cash dividends in the future.
We have, from time to time, declared cash dividends in respect of our common stock. Our Board reassesses the payment of cash dividends on a quarterly basis, and determinations as to whether to declare and pay cash dividends, if any, depend on a variety of factors, including general macroeconomic, business and financial market conditions; applicable laws; our financial condition, results of operations, contractual restrictions, capital requirements, and business prospects; and other factors the Board may deem relevant at the time. Accordingly, we make no assurance that we will pay dividends in the future for any particular quarter or at all. To the extent that the Board determines to declare cash dividends for any particular quarter, we make no assurance that such dividends will be consistent with dividends paid in any prior period.
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
As of December 31, 2022, we had a total of 138,398,707 shares of our common stock outstanding. Of the outstanding shares, 7,509,299 shares are freely tradable without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including our Sponsor ).
The remaining outstanding 130,889,408 shares of common stock held by certain of our existing stockholders, including our Sponsor and certain of our directors and executive officers, representing approximately 94.6% of the total outstanding shares of our common stock as of December 31, 2022, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Pursuant to a registration rights agreement, our Sponsor has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. See “Item 13. Certain Relationships and Related Party Transactions.” By exercising its registration rights and selling a large number of shares, our Sponsor could cause the prevailing market price of our common stock to decline. Certain of our existing stockholders may have “piggyback” registration rights with respect to future registered offerings of our common stock. As of December 31, 2022, the shares covered by registration rights represent approximately 92.3% of our total common stock outstanding. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operated through a network of 7 leased corporate offices located throughout the United States, totaling approximately 210,000 square feet as of December 31, 2022. Our headquarters and principal executive offices are located at 2211 Old Earhart Road, Suite 250, Ann Arbor, Michigan 48105. At this location, we lease office space totaling approximately 30,000 square feet. The lease for this location expires on June 30, 2029.
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
Holders of Record
As of March 3, 2023, there were approximately 12 shareholders of record of our common stock. This does not include the significant number of beneficial owners whose stock is in nominee or “street name” accounts through brokers, banks or other nominees.
Dividend Policy
Beginning with the conclusion of the second fiscal quarter of 2021, we began to pay cash dividends on a quarterly basis. Our board of directors (the “Board”) determined not to declare a dividend on our common stock for the second, third, and fourth quarters of 2022. The Board’s determination reflects our desire to maintain a strong liquidity position to support operations in the current macroeconomic environment, including rising interest rates and inflationary pressure, and the potential impact on our results of operations and financial condition.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On February 24, 2022, we announced a stock repurchase program whereby we could repurchase up to a total of $8.0 million of our issued and outstanding stock from time to time until the program’s expiration on December 31, 2022 on the open market or in privately negotiated transactions. Repurchases under the stock repurchase program may also be made from time to time pursuant to one or more plans adopted under Rule 10b5-1 of the Exchange Act. The program did not require us to repurchase any specific number of shares. Shares repurchased under the program were subsequently retired.
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
Overview
We are a leading residential mortgage originator and servicer driven by a mission to create financially healthy, happy homeowners. We do this by delivering scale, efficiency and savings to our partners and customers. Our business model is focused on leveraging a nationwide network of partner relationships to drive sustainable originations. We support our origination operations through a robust operational infrastructure and a highly responsive customer experience. We then leverage our servicing platform to manage the customer experience. We believe that the complementary relationship between our origination and servicing businesses allows us to provide a best-in-class experience to our customers throughout their homeownership lifecycle.
Our primary focus is our Wholesale channel, which is a business-to-business-to-customer distribution model in which we utilize our relationships with 9,259 partnering independent mortgage brokers (“Broker Partners”) to reach our end-borrower customers. We had 1,658 active broker partners as of December 31, 2022. Through our Wholesale channel, we propel the success of our Broker Partners through a combination of full service, localized sales coverage and an efficient loan fulfillment process supported by our fully integrated technology platform. On June 1, 2022, the Company completed the previously announced sale of the Correspondent channel, through which we purchased closed and funded mortgages from a trusted network of correspondent sellers (“Correspondent Partners”). For additional information refer to Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC. In our Direct channel, we originate residential mortgages primarily for existing servicing customers who are seeking new financing options.
While we initiate our customer relationships at the time the mortgage is originated, we maintain ongoing connectivity with our approximately 315 thousand servicing customers. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac subservices all mortgage loans underlying Mortgage servicing rights (“MSRs”) we hold. ServiceMac began subservicing newly originated agency loans for us in the second quarter of 2022. The Company completed transitioning to ServiceMac the balance of the agency portfolio and all of the Government National Mortgage Association (“Ginnie Mae”) portfolio in the third quarter of 2022. ServiceMac performs subservicing functions on the Company’s behalf, but we continue to hold the MSRs. We believe that our relationship with ServiceMac allows us to maintain a leaner cost structure with a greater variable component and provides greater flexibility when strategically selling certain non-core MSRs. The number of our servicing portfolio customers was 315,478 and 425,989, while the servicing portfolio unpaid principal balance (“UPB”) was $88.7 billion and $128.4 billion as of December 31, 2022 and 2021, respectively.
In the environment of rapidly rising interest rates and increased competition, we are strategically managing our business by managing our liquidity, reducing expenses, and concentrating our efforts on margins over volume.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Summary
We generated $255.6 million of total revenue, net for the year ended December 31, 2022 compared to $961.5 million of total revenue, net for the year ended December 31, 2021. We had $163.5 million of net loss for the year ended December 31, 2022 compared to $166.3 million of net income for the year ended December 31, 2021. We generated $195.2 million of Adjusted revenue for the year ended December 31, 2022 compared to $746.2 million for the year ended December 31, 2021. We had $189.6 million of Adjusted net loss for the year ended December 31, 2022 compared to $0.4 million Adjusted net loss for the year ended December 31, 2021. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We originated $27.7 billion of mortgage loans for the year ended December 31, 2022 compared to $96.2 billion for the year ended December 31, 2021, representing a decrease of $68.5 billion or 71.2%. Our MSR Servicing Portfolio was $88.7 billion as of December 31, 2022 compared to $128.4 billion as of December 31, 2021. Year-over-year decreases were due to rising interest rates, increased competition in the industry, and MSR sales. Our gain on sale margins decreased 47 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 340 basis points from December 31, 2021 to December 31, 2022. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease, which also increases competition, resulting in lower gain on sale margins.

However, when rates increase, we experience lower prepayment speeds and a subsequent upward adjustment to the fair value of our MSRs for the loans that still exist in our portfolio.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through two distinct production channels: Direct and Wholesale. As discussed in Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC, on June 1, 2022, the Company completed the sale of its Correspondent channel.
The Direct channel provides the Company’s existing servicing customers with various financing options. At the same time, it supports the servicing assets in the ecosystem by retaining existing servicing customers who may otherwise refinance their existing mortgage loans with a competitor. The Wholesale channel consists of mortgages originated through a nationwide network of 9,259 Broker Partners. Prior to its sale, the Correspondent channel consisted of closed and funded mortgages that we purchased from a trusted network of Correspondent Partners. Once a loan is locked, it becomes channel agnostic. The channels in our Origination segment function in unison through the following activities: hedging, funding, and production. Our Origination segment has contribution loss of $106.9 million and contribution margin of $237.1 million for the years ended December 31, 2022 and 2021, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. In February 2022, the Company entered into an agreement with ServiceMac, pursuant to which ServiceMac subservices all mortgage loans underlying the Company’s MSRs. We also strategically buy and sell MSRs. Our Servicing segment generated Contribution margins of $121.8 million and $185.8 million for the years ended December 31, 2022 and 2021, respectively.
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
Our Origination volume is impacted significantly by broader residential real estate market conditions and the general economy. Housing affordability, availability and general economic conditions influence the demand for our products. Housing affordability and availability are impacted by mortgage interest rates, availability of funds to finance purchases, availability of alternative investment products, and the relative relationship of supply and demand. General economic conditions are impacted by unemployment rates, changes in real wages, inflation, consumer confidence, seasonality, and the overall economic environment. Recent market conditions, such as rapidly rising interest rates, high inflation, and home price appreciation due to limited housing supply, have led to a decrease in the affordability index and negatively impacted Origination volume.
Changes in Interest Rates
Origination volume is impacted by changes in interest rates. Decreasing interest rates tend to increase the volume of purchase loan origination and refinancing whereas increasing interest rates tend to decrease the volume of purchase loan origination and refinancing.
Changes in interest rates impact the value of interest rate lock commitments (“IRLCs”) and loans held for sale (“MLHS”). IRLCs represent an agreement to extend credit to a customer whereby the interest rate is set prior to the loan funding. These commitments bind us to fund the loan at a specified rate. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of IRLC and MLHS inventory fluctuates with changes in interest rates; for example, if we enter into IRLC at low interest rates followed by an increase in interest rates in the market, the value of our IRLC will decrease.
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
Early 2021 had a falling interest rate environment. In the second half of 2021, interest rates started to rise at a rapid pace, which continued into 2022. The rapid rise in interest rates has adversely impacted our Origination volumes.

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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Other key performance indicators include the number of Broker Partners and, prior to the sale of our Correspondent channel, number of Correspondent Partners, which enable us to monitor key inputs of our business model. As noted above, in June, 2022 the Company completed the previously announced sale of the Correspondent channel. For additional information refer to Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.

Origination Segment KPIs
The following presents key performance indicators for our business:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Origination Volume by Channel
Wholesale	$22,393,275	$69,450,704
Correspondent	4,529,238	21,872,389
Direct	757,771	4,880,301
Origination volume	$27,680,284	$96,203,394

Fallout Adjusted (“FOA”) Lock Volume by Channel
Wholesale	$22,132,356	$61,021,701
Correspondent	3,879,896	18,827,684
Direct	592,908	3,295,243
FOA Lock Volume	$26,605,160	$83,144,628

Gain on sale margin by Channel
Wholesale	$139,704	$557,946
Correspondent	5,452	47,155
Direct	15,271	100,846
Gain on sale margin attributable to channels	160,427	705,947
Other (loss) gain on sale(a)	(45,807)	44,633
Total gain on sale margin(b)	$114,620	$750,580

Gain on sale margin by Channel (bps)
Wholesale	63	91
Correspondent	14	25
Direct	258	306
Gain on sale margin attributable to channels	60	85
Other (loss) gain on sale(a)	(17)	5
Total gain on sale margin(b)	43	90

Origination Volume by Purpose
Purchase	61.3%	31.1%
Refinance	38.7%	68.9%

Market Share
Overall share of origination market(c)	1.3%	2.1%
Share of wholesale channel(d)	6.6%	9.8%

Third Party Partners
Number of Broker Partners(e)	9,259	8,012
Number of Correspondent Partners(f)	N/A	676
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and mortgage loans held for sale, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b) Gain on sale margin calculated as gain on sale divided by Fallout Adjusted Lock volume. Gain on sale includes gain on loans, net, loan fee income, and interest income (expense), net for the Origination segment.
(c) Overall share of origination market share data for December 31, 2022 is obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics.

(d) Share of wholesale channel for December 31, 2022 is obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics.
(e) Number of Broker Partners with whom the Company sources loans.
(f) Number of Correspondent Partners from whom the Company purchased loans prior to the completion of the previously announced sale of the Correspondent channel.
Servicing Segment KPIs
The following presents key performance indicators for our business:

	Years Ended December 31,
	2022	2021
Mortgage Servicing
MSR Servicing Portfolio - UPB (a)	$88,668,633	$128,359,574
MSR Servicing Portfolio - Units (b)	315,478	425,989

60 days or more delinquent (c)	0.9%	0.7%

MSR Portfolio
MSR Multiple (d)	6.0	4.6
Weighted Average Note Rate (e)	3.35%	2.96%
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
Adjusted net income. We define Adjusted net (loss) income as Net (loss) income exclusive of the impact of the change in fair value of MSRs related to changes in valuation inputs and assumptions, net of MSRs economic hedging results.
The non-GAAP information presented below should be read in conjunction with the Company’s consolidated financial statements and the related notes.
The following presents a reconciliation of Adjusted revenue and Adjusted net loss to the nearest U.S. GAAP financial measures of Total revenue, net and Net (loss) income, as applicable:

Reconciliation of Total Revenue, Net to Adjusted Revenue

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Total revenue, net	$255,647	$961,516
(Loss) income from equity method investment	(26,278)	15,373
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(34,132)	(230,727)
Adjusted revenue	$195,237	$746,162
Reconciliation of Total Net (Loss) Income to Adjusted Net Loss

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Net (loss) income	$(163,454)	$166,272
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	(34,132)	(230,727)
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	7,988	64,059
Adjusted net loss	$(189,598)	$(396)
(a) MSR fair value changes due to valuation inputs and assumptions are measured using a static discounted cash flow model that includes assumptions such as prepayment speeds, delinquencies, discount rates, and effects of changes in market interest rates. Refer to Note 4 - Mortgage Servicing Rights to our consolidated financial statements included elsewhere in this Report. We exclude changes in fair value of MSRs (due to inputs and assumptions), net of hedge from Adjusted revenue and Adjusted net loss as they add volatility and we believe that they are not indicative of the Company’s operating performance or results of operations. This adjustment does not include changes in fair value of MSRs due to realization of cash flows. Realization of cash flows occurs when cash is collected as customers make scheduled payments, partial prepayments of principal, or pay their mortgage in full. The adjustment includes the gain (loss) on MSR sales since it is not indicative of the Company’s results of operations.
(b) The income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge is calculated as the MSR valuation change, net of hedge multiplied by the quotient of Income tax benefit (expense) divided by (Loss) income before income tax.
Description of Certain Components of our Results of Operations
Components of Revenue
Gain on loans, net includes the realized and unrealized gains and losses on mortgage loans, as well as the changes in fair value of all loan-related derivatives, including but not limited to, forward mortgage-backed securities sales commitments, IRLCs, freestanding loan-related derivative instruments and the representation and warranty reserve.
Loan fee income consists of fee income earned on all loan originations, including amounts earned related to application and underwriting fees. Fees associated with the origination and acquisition of mortgage loans are recognized when earned, which is the date the loan is originated or acquired.
Interest income (expense), net consists of interest income recognized on MLHS for the period from loan funding to sale, which is typically less than 30 days. Loans are placed on non-accrual status and the related accrued interests is reserved when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received for loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. Interest income (expense), net is presented net of interest expense related to our loan funding warehouse and other facilities as well as expenses related to amortization of capitalized debt expense, original issue discount, gains or losses upon extinguishment of debt, and commitment fees paid on certain debt agreements.
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

Change in fair value of mortgage servicing rights. MSRs represent the fair value assigned to contracts that obligate us to service the mortgage loans on behalf of the owners of the mortgage loans in exchange for service fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service loans. Changes in the fair value of MSRs are recognized as current period income as a component of Change in fair value of MSRs. To hedge against interest rate exposure on these assets, we enter into various derivative instruments, which may include but are not limited to swaps and forward loan purchase commitments. Changes in the value of derivatives designed to protect against MSR value fluctuations, or MSR hedging gains and losses, are also included as a component of Change in fair value of MSRs. This account also includes gains and losses from the sale of MSRs.
Other income consists of income that is dissimilar in nature to revenues the Company earns from its ongoing central operations. Other income includes gain from the sale of certain assets.
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
Loan servicing expense primarily includes subservicing fees, non-performing servicing expenses, and general servicing expenses, such as printing expenses, recording fees, and title search fees.
Production technology includes origination and servicing system technology expenses.
General and administrative primarily includes occupancy and equipment, marketing and advertising costs, travel and entertainment, legal reserves, and professional services, such as audit and consulting fees.
Depreciation includes depreciation of Property and equipment.
Other expenses primarily consist of insurance, dues and subscriptions, and other employee-related expenses such as recruitment fees and training expenses.
Equity-Based Compensation
Equity-based compensation consists of equity awards and is measured and expensed accordingly under ASC 718, Compensation—Stock Compensation.

Results of Operations – Years Ended December 31, 2022 and 2021
Consolidated Results of Operations
The following presents certain consolidated financial data:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$47,105	$585,762	$(538,657)	(92.0)%
Loan fee income	46,029	150,921	(104,892)	(69.5)%

Interest income	91,417	136,477	(45,060)	(33.0)%
Interest expense	(112,281)	(169,390)	57,109	(33.7)%
Interest expense, net	(20,864)	(32,913)	12,049	(36.6)%
Loan servicing fees	265,275	331,382	(66,107)	(19.9)%
Change in fair value of mortgage servicing rights	(97,689)	(76,831)	(20,858)	27.1%
Other income	15,791	3,195	12,596	394.2%
Total revenue, net	255,647	961,516	(705,869)	(73.4)%
Expenses:
Compensation and benefits	256,856	494,227	(237,371)	(48.0)%
Loan expense	21,865	63,912	(42,047)	(65.8)%
Loan servicing expense	35,382	27,373	8,009	29.3%
Production technology	16,153	31,866	(15,713)	(49.3)%
General and administrative	60,317	95,476	(35,159)	(36.8)%
Depreciation	10,700	10,127	573	5.7%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	22,675	29,638	(6,963)	(23.5)%
Total expenses	434,737	752,619	(317,882)	(42.2)%
(Loss) income before income tax	(179,090)	208,897	(387,987)	(185.7)%
Income tax benefit (expense)	41,914	(57,998)	99,912	(172.3)%
(Loss) income from equity method investment	(26,278)	15,373	(41,651)	(270.9)%
Net (loss) income	$(163,454)	$166,272	$(329,726)	(198.3)%
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following presents certain financial data for the Origination segment:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Gain on loans, net	$47,105	$585,762	$(538,657)	(92.0)%
Loan fee income	46,029	150,921	(104,892)	(69.5)%
Loan servicing fees	—	8	(8)	(100.0)%

Interest income	79,245	133,551	(54,306)	(40.7)%
Interest expense	(57,870)	(119,654)	61,784	(51.6)%
Interest income, net	21,375	13,897	7,478	53.8%
Other income	111	—	111	N/A
Total origination revenue, net	114,620	750,588	(635,968)	(84.7)%
Expenses:
Compensation and benefits	157,373	373,127	(215,754)	(57.8)%
Loan expense	21,865	62,809	(40,944)	(65.2)%
Loan servicing expense	—	32	(32)	(100.0)%
Production technology	14,153	29,895	(15,742)	(52.7)%
General and administrative	23,906	39,640	(15,734)	(39.7)%
Other expenses	4,207	8,030	(3,823)	(47.6)%
Total origination expenses	221,504	513,533	(292,029)	(56.9)%
Origination net (loss) income	$(106,884)	$237,055	$(343,939)	(145.1)%

Origination Revenue, Net

Gains on loans, net
The following presents components of Gain on loans, net:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
FOA Lock Volume by Channel
Wholesale	$22,132,356	$61,021,701
Correspondent	3,879,896	18,827,684
Direct	592,908	3,295,243
FOA Lock Volume	$26,605,160	$83,144,628

Gain on sale margin by Channel
Wholesale	$139,704	$557,946
Correspondent	5,452	47,155
Direct	15,271	100,846
Gain on sale margin attributable to channels	160,427	705,947
Other (loss) gain on sale(a)	(45,807)	44,633
Total gain on sale margin(b)	$114,620	$750,580

Gain on sale margin by Channel (bps)
Wholesale	63	91
Correspondent	14	25
Direct	258	306
Gain on sale margin attributable to channels	60	85
Other (loss) gain on sale(a)	(17)	5
Total gain on sale margin(b)	43	90
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and MLHS, net hedging results, the provision for the representation and warranty reserve, and differences between modeled and actual pull-through.
(b) Gain on sale margin calculated as gain on sale divided by FOA Lock volume. Gain on sale includes gain on loans, net, loan fee income, and interest income (expense), net for the Origination segment.
The following presents details of the characteristics of our mortgage loan production:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Origination volume	$27,680,284	$96,203,394
Originated MSR UPB	$30,802,034	$92,052,349
Gain on sale margin (%) (a)	0.43%	0.90%
Retained servicing (UPB) (%) (b)	97.8%	96.8%
(a) Includes loan fee income, interest income (expense), net, realized and unrealized gains (losses) on locks and MLHS, net hedging results, the provision for the representation and warranty reserve and differences between modeled and actual pull-through.
(b) Represents the percentage of our loan sales UPBs for which we retained the underlying servicing UPB during the period.
Gain on loans, net decreased by $538.7 million, or 92.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a reduction in origination volume, a decrease of $636.0 million, or 84.7% in gain on sale margin, as well as $56.9 million increase in provision for representation and warranty reserve.

We experienced a decrease in FOA lock volume and Origination volume across all of our origination channels primarily due to rising interest rates. Additionally, we saw a significant decrease in gain on sale margins due to the competitive environment during the year ended December 31, 2022 compared to the prior year. As mortgage interest rates rise, the origination market contracts, primarily due to a decline in refinance volume, which generally leads to increased competition and lower gain on sale margins. Our origination market share decreased from 2.1% to 1.3%, and our share of the wholesale channel decreased from 9.8% to 6.6% compared to the prior year.
Loan fee income
Loan fee income decreased by $104.9 million, or 69.5% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was consistent with the decrease in Origination volume.
Interest income, net
Interest income, net increased by $7.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in interest income, net was driven by $54.3 million decrease in interest income and $61.8 million decrease in interest expense. Interest income decreased due to lower MLHS balance partially offset by the impact of the rising interest rates. Interest expense decreased as a result of a decrease in warehouse borrowing and related fees due to the decrease in Origination volume. The Company continues to strategically rightsize its warehouse lines of credit to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.
Expenses
Total expenses decreased by $292.0 million, or 56.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by decreases in compensation and benefits expense, loan expense, production technology expense, and general and administrative expenses.
Compensation and benefits expense decreased by $215.8 million, or 57.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by a decrease of $119.6 million in salary and benefits and $96.2 million decrease in variable compensation due to headcount reductions detailed in Note 18 - Restructuring, decrease in Origination volume, and the sale of the Correspondent channel detailed in Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC. Compensation and benefits expense was 0.6% and 0.4% of Origination volume for the years ended December 31, 2022 and 2021, respectively.
Loan expense decreased by $40.9 million, or 65.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was consistent with the decrease in Origination volume.
Production technology expense decreased by $15.7 million, or 52.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by lower variable expenses associated with the Company’s origination systems as a result of the decline in Origination volume, combined with the investment the Company made in improving and upgrading the Company’s origination technologies in 2021.
General and administrative expense decreased $15.7 million, or 39.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by decrease in outsourced loan review services due to the decline in origination volume, as well as lower expenses as a result of cost-saving initiatives implemented in the second half of 2021 and continuing during 2022.

Servicing Segment
The following table sets forth certain servicing segment financial data for the periods indicated:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Loan servicing fees	$265,275	$331,374	$(66,099)	(19.9)%
Change in fair value of mortgage servicing rights	(97,689)	(76,831)	(20,858)	27.1%
Interest income	12,172	2,926	9,246	316.0%
Interest expense	—	(995)	995	(100.0)%
Interest income, net	12,172	1,931	10,241	530.3%
Other income	—	227	(227)	(100.0)%
Total servicing revenue, net	179,758	256,701	(76,943)	(30.0)%
Expenses:
Compensation and benefits	16,356	30,481	(14,125)	(46.3)%
Loan expense	—	1,104	(1,104)	(100.0)%
Loan servicing expense	35,382	27,340	8,042	29.4%
Production technology	2,000	1,971	29	1.5%
General and administrative	4,139	9,417	(5,278)	(56.0)%
Other expenses	116	564	(448)	(79.4)%
Total servicing expenses	57,993	70,877	(12,884)	(18.2)%
Servicing net income	$121,765	$185,824	$(64,059)	(34.5)%

Servicing Revenue, Net
Loan servicing fees
The following presents certain characteristics of our mortgage loan servicing portfolio:

	December 31,
	2022	2021
	(dollars in thousands)
MSR Servicing Portfolio (UPB)	$88,668,633	$128,359,574
Average MSR Servicing Portfolio (UPB)	$108,514,104	$108,318,412
MSR Servicing Portfolio (Loan Count)	315,478	425,989
MSRs Fair Value Multiple (x)	6.0	4.6
Delinquency Rates (%)	1.6%	0.7%
Weighted average credit score	748	757
Weighted average servicing fee, net (bps)	27	26
Loan servicing fees decreased by $66.1 million, or 19.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by $20.0 million lower ancillary servicing income due to lower loan modification fees earned on GNMA loans and gains in 2021 as a result of the Company selling 77% of its GNMA MSR portfolio during the fourth quarter of 2021 and approximately 40% of its MSR servicing portfolio in 2022.

Change in fair value of MSRs

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Realization of cash flows	$(131,821)	$(307,558)
Valuation inputs and assumptions	358,782	227,401
Economic hedging results	(242,487)	(33,699)
(Loss) gain on MSR sales	(82,163)	37,025
Change in fair value of MSRs	$(97,689)	$(76,831)
Change in fair value of MSRs presented losses for both years ended December 31, 2022 and 2021. Fair value losses increased by $20.9 million, or 27.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change was primarily driven by the $82.2 million loss on MSR sales, which was partially offset by changes in valuation inputs and assumptions net of hedge, that were favorably affected by an increase in interest rates during the period, as well as decrease in loss from realization of cash flows resulting from a decrease in prepayments due to higher interest rates and higher scheduled payments collected on loans in our MSR portfolio.
Expenses
Total expenses decreased by $12.9 million, or 18.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by decreases in compensation and benefits expense and general and administrative expenses, partially offset by the increases in loan servicing expense.
Compensation and benefits expense decreased by $14.1 million, or 46.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by the salary expense decreases due to employee headcount reductions and efficiencies gained from the transition of subservicing to ServiceMac.
Loan servicing expense increased by $8.0 million, or 29.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $16.3 million increase in subservicing fee due to outsourcing of the servicing to ServiceMac, partially offset by $6.1 million decrease in recording fees and other reductions in loan servicing expense due to the sale of MSRs and other efficiencies gained from the subservicing to ServiceMac.
General and administrative expense decreased $5.3 million, or 56.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by a decrease in professional services and consulting fees resulting from the Company’s cost savings initiatives.

Corporate Segment
The following presents corporate financial data:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(54,411)	$(48,741)	$(5,670)	11.6%
Interest expense, net	(54,411)	(48,741)	(5,670)	11.6%
Other (expense) income	(10,598)	18,341	(28,939)	(157.8)%
Total corporate revenue, net	(65,009)	(30,400)	(34,609)	113.8%
Expenses:
Compensation and benefits	83,127	90,619	(7,492)	(8.3)%
General and administrative	32,272	46,419	(14,147)	(30.5)%
Depreciation and amortization	10,700	10,127	573	5.7%
Impairment of goodwill	10,789	—	10,789	N/A
Other expenses	18,352	21,044	(2,692)	(12.8)%
Total corporate expenses	155,240	168,209	(12,969)	(7.7)%
Corporate net loss	$(220,249)	$(198,609)	$(21,640)	10.9%

Total Corporate Revenue
Interest expense, net increased by $5.7 million, or 11.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in expense was driven by an increase in corporate debt interest due to issuance of the Senior Notes in January 2021.
Other expense increased by $28.9 million for the year ended December 31, 2022 compared to the Other income for the year ended December 31, 2021. The increase in Other expense was primarily driven by $41.7 million increase in loss from our equity method investment, which included an impairment charge of $8.8 million detailed in Note 21 - Shareholders’ Equity and Equity Method Investment, partially offset by $9.3 million debt extinguishment gain related to the repurchase and retirement of $50.0 million of outstanding Senior Notes (as defined below) during the year ended December 31, 2022.
Expenses
Total expenses decreased by $13.0 million, or 7.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by changes in compensation and benefits, impairment of goodwill, general and administrative, and other expenses.
Compensation and benefits expense decreased by $7.5 million, or 8.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by $11.5 million lower salary expense and $9.4 million lower variable compensation for the year ended December 31, 2022, partially offset by $15.6 million increase in severance expense due to headcount reduction detailed in Note 18 - Restructuring resulting from the decrease in Origination volume.
Impairment of goodwill charge of $10.8 million was recorded for the year ended December 31, 2022 as discussed in Note 6 - Goodwill.
General and administrative expenses decreased by $14.1 million, or 30.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by a decrease in professional services fees of $12.5 million for the year ended December 31, 2022, as a result of higher costs in 2021 associated with the Company’s IPO.
Other expenses decreased by $2.7 million, or 12.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by $3.4 million decrease in employee related expenses due to the reduction in employee headcount and $1.7 million reduction in other expenses due to the Company’s cost saving initiatives. These decreases were partially offset by $2.4 million loss related to asset disposal and $0.4 million loss from the sale of the Correspondent channel.

Income Tax Benefit (Expense)
Income tax benefit (expense) is recognized for the entire company rather than on a segment basis. Income tax benefit increased by $99.9 million for the year ended December 31, 2022 compared to the income tax expense for the year ended December 31, 2021. The change is primarily due to the change in (loss) income before income tax. Our overall effective tax rate of 23.4% and 27.8% for the years ended December 31, 2022 and 2021, respectively, differed from the U.S. statutory rate of 21.0% primarily due to the impact of state incomes taxes, the equity investment, sale of its equity interests in HPAM and its wholly owned subsidiary HPMAC detailed in Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC, goodwill impairment, limitations on the tax deductibility of officers’ compensation applicable to a public entity in both periods, equity-based compensation, and non-deductible transaction costs in 2021 associated with the Company’s IPO.
Liquidity and Capital Resources
Sources and Uses of Cash
Historically, our primary sources of liquidity have included:
•Borrowings, including under our warehouse funding facilities and other secured and unsecured financing facilities.
•Cash flow from our operations, including:
•Sale of mortgage loans held for sale,
•Loan origination fees,
•Servicing fee income,
•Interest income on loans held for sale,
•Proceeds from sale of mortgage servicing rights, and
•Cash and marketable securities on hand.
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
We held mortgage warehouse lines of credit arrangements with eight separate financial institutions with a total maximum borrowing capacity of $2.8 billion and an unused borrowing capacity of $2.3 billion as of December 31, 2022, approximately

$106.0 million of which is available and undrawn. Refer to Note 10 - Warehouse Lines of Credit of our consolidated financial statements.
In light of the recent decline in the Origination volumes, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.
We maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined unused borrowing capacity of $459.2 million as of December 31, 2022. Refer to Note 11 – Term Debt and Other Borrowings, net of our consolidated financial statements.
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
In January 2021, the Company issued $550.0 million aggregate principal amount of its Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
The Indenture governing the Senior Notes (the “Indenture”) contains covenants and restrictions that, among other things and subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to (i) incur certain additional debt or issue certain preferred shares; (ii) incur liens; (iii) make certain distributions, investments, and other restricted payments; (iv) engage in certain transactions with affiliates; and (v) merge or consolidate or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets. The Indenture governing the Senior Notes does not include any financial maintenance covenants. Refer to Note 11 – Term Debt and Other Borrowings, net of our consolidated financial statements.
The Company was in compliance with all covenants under the indenture and our warehouse facilities and other lines of credit as of December 31, 2022.
The Company may, at any time and from time to time, seek to retire or purchase the Company’s outstanding Senior Notes through cash purchases in the form of open-market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. The Company repurchased and retired $50.0 million of outstanding Senior Notes during the second quarter of 2022.
Summary of Mortgage Loan Participation Agreement
In November 2021, we entered into a Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”) with JPMorgan Chase Bank, National Association, as purchaser (the “Gestation Purchaser”). Subject to compliance with the terms and conditions of the Gestation Agreement, including the affirmative and negative covenants contained therein, the Gestation Agreement permits the Gestation Purchaser to purchase from us from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that are intended to ultimately be included in mortgage-backed securities (“MBS”) issued or guaranteed, as applicable, by Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Ginnie Mae.
The aggregate purchase price of participation certificates owned by the Gestation Purchaser at any given time for which the Gestation Purchaser has not been paid the purchase price for the related MBS by the applicable takeout investor as specified in the applicable takeout commitment cannot exceed $400 million, which was reduced from $1.5 billion during the third quarter of 2022. On January 31, 2023, HPF terminated the Gestation Agreement. For additional information, refer to Note 27 – Subsequent Events.

The Gestation Agreement and certain ancillary agreements thereto contain various financial and non-financial covenants, including financial covenants relating to the maintenance of tangible net worth, liquidity, and a ratio of total indebtedness to tangible net worth. The Company was in compliance with these covenants as of December 31, 2022.
Repurchase Obligation Relief
Certain of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Historically, the Company received relief of certain repurchase obligations on loans sold to the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) by taking advantage of their repurchase alternative program. This program provided the Company with the ability, in certain instances, to pay a fee to FNMA or FHLMC, in lieu of being obligated to repurchase the loan. During September and October 2022, FNMA and FHMC notified the Company that they will not provide repurchase obligation relief through the repurchase alternative program beginning in the fourth quarter of 2022 until further notice.
Cash Flows
The following presents the summary of the Company’s cash flows:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used for) operating activities	$3,654,503	$(2,356,148)
Net cash provided by investing activities	771,766	208,601
Net cash (used for) provided by financing activities	(4,525,467)	2,158,444
Net (decrease) increase in cash, cash equivalents, and restricted cash	(99,198)	10,897
Cash, cash equivalents, and restricted cash at end of period	$108,592	$207,790
Our Cash and cash equivalents and restricted cash decreased by $99.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of MLHS as shown below:

	Years Ended December 31,
	2022	2021
Cash flows from:	(dollars in thousands)
Mortgage loans held for sale	$3,654,789	$(2,347,241)
Gain on loans, net	(47,105)	(585,762)
Decrease in fair value of derivative assets, net	36,148	215,550
Decrease in fair value of mortgage loans held for sale	138,530	41,824
Other operating sources	10,671	361,305
Net cash provided by (used for) operating activities	$3,654,503	$(2,356,148)
Cash provided by operating activities increased by $6.0 billion for the year ended December 31, 2022 compared to the cash used for operating activities for the year ended December 31, 2021. The increase provided by operating activities is primarily driven by decrease in the level of inventory of loans held for sale as a result of a decrease in Origination volume for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was partially offset by the change in fair value of derivative assets of $179.4 million primarily due to interest rate lock commitment (“IRLC”) revenue and margin call assets.
Investing Activities
Cash provided by investing activities increased by $563.2 million primarily due to proceeds from sale of MSRs of $757.3 million for the year ended December 31, 2022 compared to $262.0 million for the year ended December 31, 2021.

Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in warehouse borrowings as shown below:

	Years Ended December 31,
	2022	2021
Cash flows from:	(dollars in thousands)
Warehouse borrowings, net	$(4,222,177)	$1,713,242
Distributions to parent, net[1]	—	(294,897)
Other financing sources	(303,290)	740,099
Net cash (used for) provided by financing activities	$(4,525,467)	2,158,444
(1) distributions to Home Point Capital LP, our direct parent prior to the merger consummated in connection with the IPO.
Cash used for financing activities increased for the year ended December 31, 2022 compared to the cash provided by financing activities for the year ended December 31, 2021. The increase in use was primarily driven by decrease in proceeds, net of payments, on warehouse borrowings due to a decrease in Origination volume. As noted above, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.
Contractual Obligations and Other Commitments
Cash Requirements from Contractual and Other Obligations
As of December 31, 2022, our material cash requirements from known contractual and other obligations include interest and principal payments under the Senior Notes, payments under the MSR financing facility (the “MSR Facility”), and payments under our warehouse facilities. Annual cash payments for interest under the Senior Notes totaled approximately $25.6 million for the year ended December 31, 2022 and $500.0 million of the outstanding Senior Notes’ principal is due in 2026. Annual cash payments for interest under the MSR Facility totaled approximately $25.1 million for the year ended December 31, 2022 and approximately $300.0 million outstanding under the MSR Facility matures in 2024 and $150.0 million matures in 2025. Approximately $0.5 billion of outstanding borrowings under the warehouse facilities mature in 2023, which are typically repaid using the proceeds from the sale of mortgage loans to investors, usually within 30 days. We do not have material commitments for capital expenditures as of December 31, 2022 given the nature of our business.
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
Dividend Payments and Suspension of Dividend
During the year ended December 31, 2022, the Company paid quarterly cash dividends of approximately $11.1 million to its common stockholders, representing $0.04 per share of common stock for the fourth quarter of 2021 and first quarter of 2022.
Our board of directors (the “Board”) has determined not to declare a dividend on our common stock for the second, third, and fourth quarters of 2022. The Board’s determination reflects our desire to maintain a strong liquidity position to support operations in the current macroeconomic environment, including rising interest rates and inflationary pressure, and the potential impact on our results of operations and financial condition.
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
The following presents a summary of the notional amounts of commitments:

	December 31,
	2022	2021
	(dollars in thousands)
Interest rate lock commitments—fixed rate	$596,633	$5,979,475
Interest rate lock commitments—variable rate	2,337	89,288
Forward commitments to sell mortgage-backed securities	819,900	7,819,802
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Our critical accounting policies and estimates are discussed below and relate to fair value measurements, particularly those determined to be Level 2 and Level 3. Refer to “Note 16 - Fair Value Measurements” to our consolidated financial statements.
Mortgage loans held for sale. We have elected to record MLHS at fair value. The majority of our MLHS at fair value are saleable into the secondary mortgage markets, and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of our MLHS consist of loans repurchased from the Government-Sponsored Enterprises (“GSEs”) and Ginnie Mae that have subsequently been deemed to be non-saleable to GSEs and Ginnie Mae when certain representations and warranties are breached. These repurchased loans are considered Level 3 at collateral value less estimated costs to sell the properties.
Changes in economic or other relevant conditions could cause our assumptions with respect to market prices of securities backed by similar mortgage loans to be different than our estimates. Increases in the market yields of similar mortgage loans result in a lower Mortgage loans held for sale at fair value.
Derivative financial instruments. Our derivative financial instruments are accounted for as free-standing derivatives and are included in the consolidated balance sheets at fair value. These derivative financial instruments include, but are not limited to, forward MBS sales and purchase commitments, IRLCs, and other derivative instruments used to economically hedge fluctuations in MSRs’ fair value.
Interest rate lock commitments The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of forward sales commitments based on quoted MBS prices. The weighted average pull-through rate for IRLCs was 77.5% and 86.1% for the years ended December 31, 2022 and 2021, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
Mortgage Servicing Rights. We have elected to record MSRs at fair value. MSRs are recognized as a component of Gain on loans, net when loans are sold, and the associated servicing rights are retained. Subsequent changes in fair value of MSRs due to the collection and realization of cash flows and changes in model inputs and assumptions are recognized in current period earnings and included as a separate line item in the consolidated statements of operations.

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
Representation and warranty reserves Loans sold to investors which we believe met investor and agency guidelines at the time of sale may be subject to repurchase in the event of default by the borrower or subsequent discovery that guidelines were not satisfied. The Company establishes a reserve for the probable lifetime loss based on borrower performance, repurchase demand behavior, and historical loan defect experience. This reserve considers both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimate of expected losses on loans sold.
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
Ann Arbor, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home Point Capital, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Fair Value of Mortgage Servicing Rights
As described in Notes 2, 4 and 16 to the Company's consolidated financial statements, the Company’s balance of mortgage servicing rights (“MSRs”) was $1.40 billion as of December 31, 2022. The Company has elected to account for MSRs at fair value and determines the fair value by estimating the fair value of the future servicing cash flows associated with the mortgage loans being serviced. Prepayment speeds and discount rates are both significant unobservable assumptions that are key to the valuation of MSRs. The fair value of MSRs is classified as Level 3 in the valuation hierarchy.
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
The primary procedures we performed to address this critical audit matter include:
–Testing the relevance and reliability of loan level data used in determining the MSR valuation by verifying the completeness and accuracy of the data.
–Evaluating the reasonableness of management’s MSR valuation methodology and the design of the valuation model used to estimate the fair value of MSRs with the assistance of personnel with specialized skill and knowledge.
–Assessing the reasonableness of the prepayment speed and discount rate assumptions used by management in valuing the MSRs, by (i) comparing the assumptions used by the Company with those used by peer institutions and (ii)

comparing the assumptions used by the Company to independent market information with the assistance of personnel with specialized skill and knowledge.
–Evaluating the Company’s MSR fair value by (i) comparing it with an independently determined estimate of fair value, and (ii) comparing it to values implied by observable transactions with the assistance of personnel with specialized skill and knowledge.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 9, 2023

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$97,248	$170,987
Restricted cash	11,344	36,803
Cash and cash equivalents and Restricted cash	108,592	207,790
Mortgage loans held for sale (at fair value)	642,993	5,107,161
Mortgage servicing rights (at fair value)	1,402,542	1,525,103
Property and equipment, net	11,660	21,892
Accounts receivable, net	124,691	129,092
Derivative assets	25,611	84,385
Goodwill	—	10,789
Government National Mortgage Association loans eligible for repurchase	85,937	65,237
Assets held for sale	—	63,664
Other assets	36,166	43,228
Total assets	$2,438,192	$7,258,341
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$496,481	$4,718,658
Term debt and other borrowings, net	942,083	1,226,524
Accounts payable and accrued expenses	64,349	138,193
Government National Mortgage Association loans eligible for repurchase	85,937	65,237
Deferred tax liabilities	183,860	229,752
Derivative liabilities	4,110	26,736
Other liabilities	57,836	76,588
Total liabilities	1,834,656	6,481,688
Note 13 - Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (250,000,000 authorized shares, none issued and outstanding, $0.0000000072 par value per share)	—	—
Common stock (1,000,000,000 authorized shares, 138,398,707 and 139,326,953 shares issued and outstanding; par value $0.0000000072 per share)	—	—
Additional paid-in capital	513,710	523,811
Retained earnings	89,826	252,842
Total shareholders' equity	603,536	776,653
Total liabilities and shareholders' equity	$2,438,192	$7,258,341

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenue:
Gain on loans, net	$47,105	$585,762
Loan fee income	46,029	150,921

Interest income	91,417	136,477
Interest expense	(112,281)	(169,390)
Interest expense, net	(20,864)	(32,913)
Loan servicing fees	265,275	331,382
Change in fair value of mortgage servicing rights	(97,689)	(76,831)
Other income	15,791	3,195
Total revenue, net	255,647	961,516
Expenses:
Compensation and benefits	256,856	494,227
Loan expense	21,865	63,912
Loan servicing expense	35,382	27,373
Production technology	16,153	31,866
General and administrative	60,317	95,476
Depreciation	10,700	10,127
Impairment of goodwill	10,789	—
Other expenses	22,675	29,638
Total expenses	434,737	752,619
(Loss) income before income tax	(179,090)	208,897
Income tax benefit (expense)	41,914	(57,998)
(Loss) income from equity method investment	(26,278)	15,373
Net (loss) income	$(163,454)	$166,272

(Loss) earnings per share:
Basic	$(1.18)	$1.19
Diluted	$(1.18)	$1.19

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(dollars in thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	138,860,103	$—	$519,510	$—	$407,964	$927,474
Contributed capital	—	—	—	—	192	192
Distributions to parent	—	—	—	—	(295,089)	(295,089)
Dividends to shareholders	—	—	—	—	(26,497)	(26,497)
Employee stock purchases (option exercise)	466,850	—	(2,636)	—	—	(2,636)
Equity-based compensation	—	—	6,937	—	—	6,937
Net income	—	—	—	—	166,272	166,272
Balance as of January 1, 2022	139,326,953	$—	$523,811	$—	$252,842	$776,653
Stock repurchase	—	—	—	(3,774)		(3,774)
Retirement of treasury stock	(1,179,796)	—	(15,338)	3,774	11,564	—
Dividends to shareholders	—	—	—	—	(11,126)	(11,126)
Employee stock purchases (option exercise)	126,772	—	60	—	—	60
Equity-based compensation (restricted stock units vesting)	124,778	—	5,177	—	—	5,177
Net loss	—	—	—	—	(163,454)	(163,454)
Balance as of December 31, 2022	138,398,707	$—	$513,710	$—	$89,826	$603,536

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(dollars in thousands)

	Years Ended December 31,
	2022	2021
Operating activities:
Net (loss) income	$(163,454)	$166,272
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	10,700	10,127
Amortization of debt issuance costs	4,009	3,271
Impairment of goodwill	10,789	—
Impairment of equity method investment	8,795	—
Gain on loans, net	(47,105)	(585,762)
Provision for representation and warranty reserve, net of charge offs	2,028	6,497
Equity-based compensation expense	5,177	6,937
Deferred income tax (benefit) expense	(45,165)	55,751
Loss (income) from equity method investment	17,483	(15,373)
Gain from sale of subsidiary	(2,750)	—
Originations and purchases of mortgage loans held for sale	(28,622,069)	(100,217,789)
Proceeds from sale and payments of mortgage loans held for sale	32,276,858	97,870,548
Loss (gain) on sale of mortgage servicing rights	82,163	(37,025)
Decrease in fair value of mortgage servicing rights	15,526	113,856
Decrease in fair value of mortgage loans held for sale	138,530	41,824
Decrease in fair value of derivative assets, net	36,148	215,550
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	20,266	51,958
Decrease (increase) in other assets	6,824	(18,259)
Decrease in accounts payable and accrued expenses	(78,742)	(29,856)
(Decrease) increase in other liabilities	(21,508)	5,325
Net cash provided by (used for) operating activities	3,654,503	(2,356,148)

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(dollars in thousands)

	Years Ended December 31,
	2022	2021
Investing activities:
Purchases of property and equipment	(555)	(10,309)
Purchases of mortgage servicing rights	(24,738)	(43,056)
Proceeds from sale of mortgage servicing rights	757,253	261,966
Equity method investment	(1,500)	—
Proceeds from sale of equity method investments	38,886	—
Proceeds from sale of subsidiary	2,420	—
Net cash provided by investing activities	771,766	208,601

Financing activities:
Proceeds from warehouse borrowings	30,503,338	104,148,375
Payments on warehouse borrowings	(34,725,515)	(102,435,133)
Proceeds from term debt borrowings	595,000	1,483,400
Payments on term debt borrowings	(880,000)	(660,000)
Proceeds from other borrowings	70,000	111,000
Payments on other borrowings	(73,250)	(151,000)
Payments of debt issuance costs	(200)	(14,168)
Employee stock purchases (option exercise)	60	(2,636)
Common stock repurchases	(3,774)	—
Contributed capital from parent	—	192
Dividends to shareholders	(11,126)	(26,497)
Distributions to parent	—	(295,089)
Net cash (used for) provided by financing activities	(4,525,467)	2,158,444
Net (decrease) increase in cash, cash equivalents, and restricted cash	(99,198)	10,897
Cash, cash equivalents, and restricted cash at beginning of period	207,790	196,893
Cash, cash equivalents, and restricted cash at end of period	$108,592	$207,790
Supplemental disclosure:
Cash paid for interest	$114,211	$141,819
Cash refunded for income taxes	$(2,774)	$(41,043)

See accompanying notes to the consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 - Organization and Operations
Nature of Business
Home Point Capital Inc., a Delaware corporation (“HPC”, or the “Company”), through its subsidiaries, is a residential mortgage originator and servicer with a business model focused on growing originations by leveraging a network of partner relationships and its servicing operation. The Company’s business operations are organized into the following two segments: (1) Origination and (2) Servicing. Home Point Financial Corporation (“HPF”), a New Jersey corporation and a wholly owned subsidiary of the Company, originates, sells, and services residential real estate mortgage loans throughout the U.S. and owns certain servicing assets. Home Point Corporation Insurance Agency LLC (“HPCIA”), a Michigan limited liability company, is a wholly owned subsidiary of the Company that brokers home owner insurance policies.
On December 2, 2022, HPC completed the previously announced sale of its equity interests in Home Point Asset Management LLC (“HPAM”), and its wholly owned subsidiary, Home Point Mortgage Acceptance Corporation (“HPMAC”). Prior to the sale, HPAM was a wholly owned subsidiary of the Company and managed certain servicing assets. HPMAC, an Alabama Corporation, serviced residential real estate mortgage loans.
HPF is an approved seller and servicer of one-to-four family first mortgages by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and is an approved issuer by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”) (collectively, the “Agencies”), and as such, HPF must meet certain Agency eligibility requirements.
Note 2 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries, including HPF and HPCIA.
All intercompany balances and transactions have been eliminated in consolidation. As noted above, in December 2022 HPC completed the sale of HPAM and HPMAC. The results of operations for HPAM and HPMAC through the date of sale are included in the consolidated financial statements.
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
Examples of reported amounts that rely on significant estimates include mortgage loans held for sale (“MLHS”), mortgage servicing rights (“MSRs”), servicing advances reserve, derivative assets, derivative liabilities, reserves for mortgage repurchases and indemnifications, and deferred tax valuation allowance considerations. Significant estimates are also used in determining the recoverability and fair value of property and equipment and goodwill.
Initial Public Offering
On February 2, 2021, the Company completed its initial public offering (“IPO”) in which the Company’s stockholders sold 7,250,000 shares of its common stock at a public offering price of $13 per share. In conjunction with the IPO, the Company’s board of directors (the “Board”) also approved a reorganization of the Company through merging Home Point Capital LP (“HPLP”) with and into the Company, with the Company as the surviving entity. Prior to the reorganization in connection with the IPO, HPLP was the direct parent of the Company (the “Parent”). As a secondary offering, there were no proceeds to the Company from the sale of the shares being sold by the selling stockholders and all related expenses for the IPO were recorded in General and administrative expenses. Upon the completion of the IPO, investment entities directly or indirectly managed by Stone Point Capital LLC, which are referred to as the Trident Stockholders, beneficially owned approximately 92% of the voting power of the Company’s common stock.
Summary of Significant Accounting Policies
Cash and cash equivalents are comprised of cash and other highly liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. The Company maintains its deposits in financial

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Mortgage servicing rights are recognized when loans are sold and the associated servicing rights are retained. The Company maintains one class of MSR asset and has elected the fair value option. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of MSRs include, but are not limited to, discount rates and prepayment speeds. Other assumptions such as delinquencies, and cost to service are also considered. The assumptions used in the valuation model are validated on a periodic basis. The Company obtains valuations from an independent third party on a quarterly basis and records an adjustment based on this third-party valuation. Changes in the fair value are recognized in Change in fair value of mortgage servicing rights, net on the Company's consolidated statements of operations. Purchased MSRs are recorded at the fair value at the date of purchase.
Property and equipment, net include furniture, equipment, leasehold improvements, and work-in-process, which are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets for financial reporting, which range from three to seven years for furniture, computers and office equipment, and the shorter of the related lease term or useful life for leasehold improvements.
Servicing advances represent advances paid by the Company on behalf of customers to fund delinquent balances for principal, interest, property taxes, insurance premiums, and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon collection of future borrower payments or foreclosure of the underlying loans. The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed or in the event there is a shortfall in liquidation proceeds and records a reserve against the advances when it is probable that the servicing advance will be uncollectible. The adequacy of the reserve is evaluated so that the reserve represents management’s estimate of current expected losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. The reserve for uncollectible servicing advances is recorded in Accounts receivable, net in the consolidated balance sheets and the change in the reserve is recorded in Loan servicing expense in the consolidated statements of operations. In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred. Refer to “Note 9 – Accounts Receivable, net.”
Derivative financial instruments are recorded at fair value as either Derivative assets or in Derivative liabilities on the consolidated balance sheets on a gross basis. The Company has accounted for its derivative instruments as non-designated hedge instruments and uses the derivative instruments to economically manage risk. The Company’s derivative instruments include, but are not limited to, forward mortgage-backed securities (“MBS”) sales commitments, interest rate lock commitments (“IRLCs”), and other derivative instruments used to economically hedge fluctuations in MSRs’ fair value. The impact of the Company’s Derivative assets and liabilities is reported in Change in fair value of derivative assets, net on the consolidated statements of cash flows. The Company records derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Refer to “Note 5 - Derivative Financial Instruments.”
Forward mortgage-backed securities sale commitments that have not settled are considered derivative financial instruments and are recognized at fair value. These forward commitments will be fulfilled with loans not yet sold or securitized, new originations, and purchases. The forward commitments allow the Company to reduce the risk related to market price volatility. These derivatives are not designated as hedging instruments. Gain or loss on derivatives is recorded in Gain on loans, net in the consolidated statements of operations.
Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired net of liabilities assumed. Goodwill is not amortized but rather subject to an annual impairment test at the reporting unit level. Management performs its annual goodwill impairment test on October 1, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The Company performed an interim impairment test during the third quarter ended September 30, 2022, which resulted in a write off of the Goodwill balance. For additional information refer to Note 6 - Goodwill.
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
Equity method investments are business entities, which the Company does not have control of, but has the ability to exercise significant influence over operating and financial policies and are accounted for using the equity method. The Company evaluates its equity method investment for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value has occurred that is deemed to be other-than-temporary, an impairment loss is recorded. The Company recognizes investments in equity method investment initially at cost and are adjusted for the Company’s share of earnings or losses, contributions or distributions. The Company held an equity method investment in Longbridge Financial, LLC (“Longbridge”), which was sold on October 3, 2022. For additional information refer to Note 21 - Shareholders’ Equity and Equity Method Investment.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Gains and losses stemming from transfers reported as sales, if any, are included in Gain on loans, net within the Company’s consolidated statements of operations. In instances where a transfer of financial assets does not qualify for sale accounting, the assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred.
Gain on loans, net includes the realized and unrealized gains and losses on mortgage loans, as well as the changes in fair value of all loan-related derivatives, including but not limited to, forward MBS sales commitments, IRLCs, freestanding loan-related derivative instruments and the representation and warranty reserve.
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
Prior to entering into a subservicing agreement with ServiceMac, the Company had a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations, or as agreed to under certain subservicing agreements. Interest income is recorded as earned and included in the consolidated statements of operations within Interest income.
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
Equity-based compensation consists of stock options, restricted stock units, and performance stock units. Expense is recognized at the fair value of equity awards on the date of grant within Compensation and benefits expense in the Company’s consolidated statements of operations on a straight-line basis over the requisite service period. Estimates of future forfeitures are made at the grant date and revised, if necessary, in later periods if subsequent information indicates actual forfeitures will differ from those estimates. Refer to “Note 19 - Equity-based Compensation”.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, subject to meeting certain criteria, provides optional expedients and exceptions related to applying U.S. GAAP to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. This guidance was effective upon issuance and allows application to contract changes as early as January 1, 2020. Subsequently, in 2021, the FASB issued ASU 2021-01, Reference Rate Reform, to further clarify and expand certain aspects of Topic 848. The Company adopted ASU 2020-04 and ASU 2021-01 in September 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
As of December 31, 2022, there have been no new accounting pronouncements recently issued but not yet adopted that are reasonably likely to have a material impact on the Company’s consolidated financial statements.
Note 3 - Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents MLHS at fair value, by type:

	December 31, 2022
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(a)	$425,160	$(31,639)	$393,521
Government(b)	254,800	(5,664)	249,136
Reverse(c)	355	(19)	336
Total	$680,315	$(37,322)	$642,993

	December 31, 2021
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(a)	$4,206,099	$79,389	$4,285,488
Government(b)	799,579	21,902	821,481
Reverse(c)	275	(83)	192
Total	$5,005,953	$101,208	$5,107,161
(a) Conventional includes mortgage loans meeting the eligibility requirements to be sold to FNMA or FHLMC.
(b) Government includes mortgage loans meeting the eligibility requirements to be sold to GNMA (including Federal Housing Administration, Department of Veterans Affairs and United States Department of Agricultural mortgage loans).
(c) Reverse mortgages presented in MLHS on the consolidated balance sheets as a result of a repurchase

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
MLHS on nonaccrual status had $21.8 million and $26.1 million of unpaid principal balances and $16.7 million and $21.6 million estimated fair value as of December 31, 2022 and 2021, respectively.
The Company had $0.6 billion in unpaid principal balance pledged to secure its mortgage warehouse line of credit as of December 31, 2022.

The following presents a reconciliation of the changes in MLHS to the amounts presented on the consolidated statements of cash flows:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Fair value at beginning of period	$5,107,161	$3,301,694
Mortgage loans originated and purchased(a)	28,622,069	100,217,789
Proceeds from sales and payments received(a)	(32,276,858)	(97,870,548)
Change in fair value	(138,530)	(41,824)
Loss on sale(a)	(670,849)	(499,950)
Fair value at end of period	$642,993	$5,107,161
(a) This line as presented on the consolidated statements of cash flows excludes originated mortgage servicing rights and MSR hedging.
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
The following presents an analysis of the changes in capitalized MSRs:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$1,525,103	$748,457
MSRs originated	475,469	1,052,012
MSRs purchased	24,738	43,056
MSRs sold	(849,729)	(238,265)
Changes in valuation model inputs	358,782	227,401
Change due to cash payoffs and principal amortization	(131,821)	(307,558)
Balance at end of period	$1,402,542	$1,525,103

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans):

	December 31,
	2022	2021
	(dollars in thousands)
Ginnie Mae	$4,357,853	$5,602,582
Fannie Mae	47,198,689	70,174,987
Freddie Mac	37,082,471	52,547,588
Other	29,620	34,417
Total	$88,668,633	$128,359,574
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs:

	December 31,
	2022	2021
Discount rate	11.23%	8.68%
Weighted average prepayment speeds	5.44%	8.30%
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
The following presents the impact on the fair value of the Company’s MSR portfolio when applying the following hypothetical data points:

	Discount Rate		Prepayment Speeds
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change
	(dollars in thousands)
December 31, 2022	$(66,658)	$(127,263)	$(36,353)	$(70,814)
December 31, 2021	$(66,885)	$(128,172)	$(56,278)	$(108,621)
The following presents information related to loans serviced:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Total unpaid principal balance	$89,280,085	$133,889,085
Loans 30-89 days delinquent	824,348	656,012
Loans delinquent 90 or more days or in foreclosure	555,293	777,650

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents components of Loan servicing fees as reported in the Company’s consolidated statements of operations:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Contractual servicing fees	$266,050	$312,181
Late fees	2,394	5,070
Other	(3,169)	14,131
Total	$265,275	$331,382
The Company held for its customers $5.1 million and $19.9 million of escrow funds recorded in Other liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
The Company reported $82.2 million loss and a $37.0 million gain on MSR sales in the Change in fair value of mortgage servicing rights in the consolidated statement of operations for the year ended December 31, 2022 and 2021, respectively. The Company reclassified $37.0 million gain on MSR sales from Other income to the Change in fair value of mortgage servicing rights on the consolidated statement of operations for the year ended December 31, 2021.
The following presents the components of Change in fair value of MSRs:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Realization of cash flows	$(131,821)	$(307,558)
Valuation inputs and assumptions	358,782	227,401
Economic hedging results	(242,487)	(33,699)
(Loss) gain on MSR sales	(82,163)	37,025
Change in fair value of MSRs	$(97,689)	$(76,831)
Note 5 - Derivative Financial Instruments
The following presents the outstanding notional amounts and fair values of derivative instruments not designated as hedging instruments:

	December 31, 2022
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$819,900	$6,107	$1,200
Interest rate lock commitments	598,970	2,231	2,504
Forward purchase contracts	61,300	—	400
Treasury futures purchase contracts	897,500	—	—
Margin		17,273	6
Total		$25,611	$4,110

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2021
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$7,819,802	$6,969	$8,242
Interest rate lock commitments	6,068,763	29,887	2,843
Forward purchase contracts	1,521,000	3,031	281
Interest rate swap futures contracts	1,540,000	111	5,662
Treasury futures purchase contracts	4,720,000	—	—
Margin		44,387	9,708
Total		$84,385	$26,736
The following presents the recorded gain/(loss) on derivative financial instruments:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Forward sale contracts	$5,956	$58,530
Interest rate lock commitments	(26,880)	(235,988)
Forward purchase contracts	(2,926)	(1,669)
Interest rate swap and Treasury futures purchase contracts	(196,453)	(20,632)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties for the years ended December 31, 2022 and 2021.
The following presents a summary of derivative assets and liabilities and related netting amounts:

	December 31, 2022
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$6,107	$(1,062)	$(3,790)	$1,255
Liabilities:
Forward sale contracts	(1,200)	1,062	138	—
Forward purchase contracts	(400)	—	400	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	2,231	—	—	2,231
Liabilities:
Interest rate lock commitments	(2,504)	—	—	(2,504)
Total derivatives
Assets	$8,338	$(1,062)	$(3,790)	$3,486
Liabilities	$(4,104)	$1,062	$538	$(2,504)

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2021
		Gross Amounts Not Offset in the Statement of Financial Position(1)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sales contracts	$6,969	$(4,886)	$(1,272)	$811
Forward purchase contracts	3,031	(258)	(2,627)	146
Interest rate swap futures contracts	111	(111)	—	—
Liabilities:
Forward sale contracts	(8,242)	4,886	1,252	(2,104)
Forward purchase contracts	(281)	258	—	(23)
Interest rate swap futures contracts	(5,662)	111	5,551	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	29,887	—	—	29,887
Liabilities:
Interest rate lock commitments	(2,843)	—	—	(2,843)
Total derivatives
Assets	$39,998	$(5,255)	$(3,899)	$30,844
Liabilities	$(17,028)	$5,255	$6,803	$(4,970)
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
Note 6 - Goodwill
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
The Company performed an interim impairment test during the third quarter ended September 30, 2022, due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The Company used the market-based valuation approach to determine fair value of its reporting units and compare against the carrying value of the reporting units, and the fair value was measured using inputs classified as Level 3 in the fair value hierarchy. Based upon the results of this evaluation, the Company recorded $10.8 million goodwill impairment charges in Corporate Impairment of goodwill, driven predominantly by a significant decline in our market capitalization. The Company wrote off the $7.0 million and $3.8 million goodwill asset for the Origination and Servicing segments, respectively, and has no remaining goodwill balance as of December 31, 2022.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 7 - Other Assets And Other Liabilities
The following presents the principal categories of Other assets:

	December 31,
	2022	2021
	(dollars in thousands)
Prepaid expenses and other	$15,215	$23,418
Right of use lease asset	8,269	12,039
Foreclosure and real estate owned	12,682	7,771
Total	$36,166	$43,228
The Company reclassified $14.4 million Servicing sale receivable from Other assets to Accounts receivable, net on the consolidated balance sheet as of December 31, 2021, to conform to the current period presentation.

The following presents the principal categories of Other liabilities:

	December 31,
	2022	2021
	(dollars in thousands)
Escrow liability	$5,088	$19,920
Repurchase reserves	26,605	24,577
Right of use lease liabilities, net	10,600	15,562
Unclaimed property	14,811	15,641
Other	732	888
Total	$57,836	$76,588
Note 8 - Property and Equipment, net
The following presents the principal categories of Property and equipment, net:

	December 31,
	2022	2021
	(dollars in thousands)
Computer and telephone	$18,569	$31,187
Office furniture and equipment	2,281	3,027
Leasehold improvements	5,464	5,537
Work-in-process for internal use software	1,772	421
Gross property and equipment	28,086	40,172
Less accumulated depreciation	(16,426)	(18,280)
Total	$11,660	$21,892
Depreciation expense of $10.7 million and $10.1 million was recognized within Depreciation and amortization expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 9 – Accounts Receivable, net
The following presents principal categories of Accounts receivable, net:

	December 31,
	2022	2021
	(dollars in thousands)
Servicing receivable-general	$14,943	$359
Pair off receivable	619	3,738
Servicing sale receivable	29,503	14,364
Servicing advance receivable	77,257	71,884
Servicing advance reserve	(3,355)	(4,207)
Agency receivable	595	20,184
Income tax receivable	1,902	11,181
Warehouse receivable	—	1,934
Interest on servicing deposits	302	464
Other	2,925	9,191
Total	$124,691	$129,092
As part of managing the Company’s servicing advances, servicing advance reserve is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.
The following presents changes to the servicing advance reserve:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Servicing advance reserve at beginning of period	$(4,207)	$(8,380)
Additions	(2,620)	(1,975)
Charge-offs	3,472	6,148
Servicing advance reserve at end of period	$(3,355)	$(4,207)
Note 10 - Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with eight and eleven separate financial institutions with a total maximum borrowing capacity of $2.8 billion and $7.5 billion as of December 31, 2022 and 2021, respectively. These funding arrangements are primarily uncommitted. The Company had $2.3 billion and $2.8 billion of unused capacity under its warehouse lines of credit as of December 31, 2022 and 2021, respectively.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements:

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Maturity Date	December 31, 2022
		(dollars in thousands)
$450 million Warehouse Facility(a)	August 2023	$149,513
$200 million Warehouse Facility(b)	September 2023	41,309
$200 million Warehouse Facility(c)	September 2023	32,011
$200 million Warehouse Facility(d)	March 2023	45,284
$50 million Warehouse Facility(e)	March 2023	41,928
$1,200 million Warehouse Facility(f)	May 2024	113,136
$88.5 million Warehouse Facility	Evergreen	8,050
$400 million Warehouse Facility(g)	Evergreen	65,250
Gestation Warehouse Facility	Evergreen	—
Total		$496,481
(a) Subsequent to December 31, 2021, the maturity of this Warehouse Facility has been extended from September 2022 to August 2023.
(b) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $500 million to $200 million. The maturity of this Warehouse Facility has been extended from September 2022 to September 2023.
(c) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $500 million to $200 million. The maturity of this Warehouse Facility has been extended from September 2022 to September 2023.
(d) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $500 million to $200 million. The maturity of this Warehouse Facility has been extended from March 2022 to March 2023. In February 2023, the maturity was extended to April 2023. Refer to Note 27 – Subsequent Events
(e) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $500 million to $250 million as of June 30, 2022 and $50 million as of September 30, 2022.
(f) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $1,500 million to $1,200 million. The maturity of this Warehouse Facility has been extended from May 2023 to May 2024.
(g) Subsequent to December 31, 2021, the capacity of this Warehouse Facility has been reduced from $550 million to $400 million.

	Maturity Date(h)	Balance at December 31, 2021
		(dollars in thousands)
$1,200 million Warehouse Facility(i)	February 2022	$604,421
$500 million Warehouse Facility(j)	March 2022	335,509
$500 million Warehouse Facility	March 2022	381,087
$1,000 million Warehouse Facility(k)	August 2022	716,802
$450 million Warehouse Facility	September 2022	277,060
$500 million Warehouse Facility	September 2022	339,521
$500 million Warehouse Facility	September 2022	375,381
$500 million Warehouse Facility	March 2023	309,898
$1,500 million Warehouse Facility	May 2023	731,132
$88.5 million Warehouse Facility	Evergreen	11,409
$550 million Warehouse Facility	Evergreen	363,959
Gestation Warehouse Facility	Evergreen	179,360
Early Funding(l)		93,119
Total		$4,718,658
(h) Maturity Dates in this table are as of December 31, 2021. The Maturity Dates as of December 31, 2022 are reflected in the table above.
(i) The warehouse facility was terminated on October 7, 2022.
(j) The warehouse facility was terminated on September 23, 2022.
(k) The warehouse facility expired in August 2022.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(l) In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.
The Company’s warehouse facilities’ variable interest rates are calculated using an index rate generally tied to a Secured Overnight Financing Rate (“SOFR”); plus applicable interest rate margins, with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 2.91% and 2.36% for the years ended December 31, 2022 and 2021, respectively. The Company’s borrowings are secured by MLHS at fair value.
The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth among others. The Company’s warehouse lines that contain profitability covenants were amended to allow for a net loss for the three months ended December 31, 2022. The Company was in compliance with all warehouse facility covenants as of December 31, 2022.
Note 11 – Term Debt and Other Borrowings, net
The following presents the Company’s term debt and other borrowings, net:

			December 31,
	Maturity Date	Collateral	2022	2021
			(dollars in thousands)
$1.0 billion MSR Facility	May 2025	MSRs	$450,000	$685,000
$550 million Senior Notes(a)	February 2026	Unsecured	500,000	550,000
$85 million Servicing Advance Facility(b), (c)	May 2023	Servicing advances	—	3,250
$35 million Operating Line of Credit(c)	May 2023	Mortgage loans	1,000	1,000
Gross			951,000	1,239,250
Debt issuance costs			(8,917)	(12,726)
Total			$942,083	$1,226,524
(a) The Company repurchased and retired $50 million of outstanding Senior Notes during the year ended December 31, 2022.
(b) Effective June 9, 2022, the capacity of the Servicing Advance Facility was reduced from $90 million to $85 million.
(c) Subsequent to December 31, 2021, the maturity was extended from May 2022 to May 2023.
The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”). On April 29, 2022, the Company entered into an amendment to the MSR facility that, among other things, reduced the committed capacity from $650.0 million to $500 million. The amendment also replaced the LIBOR based interest rate with SOFR, plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the fair value of the underlying MSRs. The MSR Facility is collateralized by the Company’s FNMA, FHLMC, and GNMA MSRs. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. The Company was in compliance with all covenants under the MSR Facility as of December 31, 2022.
In January 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026. The company repurchased and retired $50.0 million of outstanding Senior Notes during the second quarter of 2022.
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The Senior Notes had a carrying value of $500 million and $550 million and an estimated fair value of $343 million and $506 million as of December 31, 2022 and 2021, respectively. The valuation of the Senior Notes was determined based on observable trading information considered Level 2 inputs under the fair value hierarchy. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the repricing of collateral.
The Company has a $85.0 million servicing advance facility, which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of Term SOFR plus a margin and an advance rate ranging from 85.0-95.0%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. The Company was in compliance with all covenants under the servicing advance facility as of December 31, 2022.
The Company also has a $35.0 million operating line, with an interest rate based on the Prime Rate.
The Company had total available capacity of $391.8 million and $67.4 million for its MSR Facility and servicing advance facility, respectively as of December 31, 2022. The Company has no available capacity for its operating line of credit as of December 31, 2022,
The following presents the Company’s debt maturity schedule for the operating line of credit, MSR Facility and the Senior Notes:

(dollars in thousands)
2023	$1,000
2024	300,000
2025	150,000
2026	500,000
2027 and thereafter	—
Total	$951,000
Note 12 - Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company also considers whether its service arrangements include the right to control the use of the asset. The initial measurement of the Right-of-use (“ROU”) asset and liability is based on the present value of future lease payments over the lease term at lease commencement date. To determine the present value of lease payments, the Company uses its incremental borrowing rate based on the estimated rate of interest for a fully collateralized fully amortizing borrowing over a similar term of the lease payments at commencement date, since the leases generally do not have a readily determinable implicit discount rates. The Company applies judgement in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, and the economic environment in determining the lease-specific borrowing rate.
The Company leases office space and equipment under non-cancelable operating leases expiring through 2029, some of which include options to extend for up to ten, by way of two five-year terms, and some of which include options to terminate the leases within one year. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or in the determination of the ROU asset and liability balances. The Company’s lease population does not contain any material restrictive covenants. Operating lease costs amounted to $4.5 million and $6.8 million for the years ended December 31, 2022 and 2021, respectively. Operating lease costs are recorded on a straight-line basis over the lease term in General and administrative expense in the consolidated statements of operations. Short-term lease costs were insignificant as of December 31, 2022 and 2021. The Company recorded $1.0 million and $1.5 million sublease income in Other income in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.
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

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents supplemental cash flow information related to leases:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,790	$6,521
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$881
The following presents supplemental balance sheet information related to leases:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Operating leases:
Right-of-use assets	$8,269	$12,039
Right-of-use liabilities	$10,600	$15,562
Weighted average remaining lease term in years:	3.95	4.21
Weighted average discount rate:	5.22%	5.08%
Operating lease ROU assets are recorded within Other assets in the consolidated balance sheet. The operating lease ROU liabilities are recorded within Other liabilities in the consolidated balance sheet.
The following presents maturities of lease liabilities:

(dollars in thousands)
2023	$3,515
2024	3,294
2025	2,146
2026	781
2027	804
Thereafter	1,251
Total lease payments	11,791
Less: imputed interest	(1,191)
Total	$10,600
Note 13 - Commitments and Contingencies
Commitments to Extend Credit
The Company’s IRLCs expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $0.6 billion and $6.1 billion as of December 31, 2022 and 2021, respectively.
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
Regulatory Contingencies

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of the Company’s mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to the Company’s mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the years ended December 31, 2022 or 2021 and is not currently required to pay any such penalties or fines.
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
Minimum Capital Ratio
For Fannie Mae, Freddie Mac and Ginnie Mae, the Company is also required to maintain a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6.0%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency servicing, measured as 90 plus day delinquencies, in excess of 6.0% of the total Agency servicing UPB.
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of Government-Sponsored Enterprises (“GSEs”), US Treasury Obligations); and unused/available portion of committed servicing advance lines.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of the Company’s outstanding single-family MBS.
The most restrictive of the requirements require the Company to maintain a minimum adjusted net worth balance of $225.7 million and $326.3 million as of December 31, 2022 and 2021, respectively.
The Company is in compliance with all minimum requirements to which it was subject as of December 31, 2022.
Note 15 - Representation and Warranty Reserve
The majority of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Historically, the Company received relief of certain repurchase obligations on loans sold to FNMA or FHLMC by taking advantage of their repurchase alternative program. This program provided the Company with the ability, in certain instances, to pay a fee to FNMA or FHLMC, in lieu of being obligated to repurchase the loan. During September and October 2022, FNMA and FHMC notified the Company that they will not provide repurchase obligation relief through the repurchase alternative program beginning in the fourth quarter of 2022 until further notice.
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
The following presents the activity of the outstanding repurchase reserve:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Repurchase reserve, at beginning of period	$24,577	$18,080
Additions	52,799	12,147
Charge-offs	(50,771)	(5,650)
Repurchase reserves, at end of period	$26,605	$24,577
Note 16 - Fair Value Measurements
The Company uses fair value measurements to record certain assets and liabilities at fair value on a recurring basis, such as MSRs, derivatives, MLHS and Early buyout loans (“EBOs”). The Company has elected fair value accounting for MLHS and MSRs to more closely align the Company’s accounting with its interest rate risk strategies without having to apply the operational complexities of hedge accounting.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
Mortgage loans held for sale. The majority of the Company's MLHS at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2. A smaller portion of the Company's MLHS consist of loans repurchased from the GSEs that have subsequently been deemed to be non-saleable to GSEs and Ginnie Mae when certain representations and warranties are breached. These loans, however, are saleable to other entities and are classified on the consolidated balance sheets as Mortgage loans held for sale. These repurchased loans are considered Level 3 and are valued based on recent sales prices of similar loans.
Interest rate lock commitments. The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC. The average pull-through rate for IRLCs was 77.5% and 86.1% as of December 31, 2022 and 2021, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$629,108	$13,885	$642,993
Interest rate lock commitments	—	—	2,231	2,231
Forward sale contracts	—	6,107	—	6,107
Mortgage servicing rights	—	—	1,402,542	1,402,542
Total	$—	$635,215	$1,418,658	$2,053,873
Liabilities:
Interest rate lock commitments	$—	$—	$2,504	$2,504
Forward sale contracts	—	1,200	—	1,200
Forward purchase contracts	—	400	—	400
Total	$—	$1,600	$2,504	$4,104

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$5,086,943	$20,218	$5,107,161
Interest rate lock commitments	—	—	29,887	29,887
Forward sales contracts	—	6,969	—	6,969
Forward purchase contracts	—	3,031	—	3,031
Interest rate swap futures contracts	—	111	—	111
Mortgage servicing rights	—	—	1,525,103	1,525,103
Total	$—	$5,097,054	$1,575,208	$6,672,262
Liabilities:
Interest rate lock commitments	$—	$—	$2,843	$2,843
Forward sales contracts	—	8,242	—	8,242
Forward purchase contracts	—	281	—	281
Interest rate swap futures contracts	—	5,662	—	5,662
Total	$—	$14,185	$2,843	$17,028

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis:

	Year Ended December 31, 2022
	MSRs	IRLC-Asset	MLHS	IRLC-Liability
	(dollars in thousands)
Balance at beginning of period	$1,525,103	$29,887	$20,218	$2,843
Purchases, sales, issuances, contributions, and settlements	(349,522)	—	(5,621)	—
Change in fair value	226,961	(27,656)	468	(339)
Transfers out(a)	—	—	(1,180)	—
Balance at end of period	$1,402,542	$2,231	$13,885	$2,504

	Year Ended December 31, 2021
	MSRs	IRLC-Asset	MLHS	IRLC-Liability
	(dollars in thousands)
Balance at beginning of period	$748,457	$257,785	$44,374	$—
Purchases, sales, issuances, contributions, and settlements	856,802	—	(26,353)	2,843
Change in fair value	(80,156)	(227,898)	(633)	—
Transfers in(a)	—	—	2,830	—
Balance at end of period	$1,525,103	$29,887	$20,218	$2,843
(a) Transfers in (out) represents transfers between Levels 2 and 3, and reclassifications to Real estate owned (“REO”), foreclosure or claims.
The following presents the fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects its expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(a)
	(dollars in thousands)
December 31, 2022	$642,993	$680,315	$(37,322)
December 31, 2021	$5,107,161	$5,005,069	$102,092
(a) Represents the amount of (losses) gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the consolidated statements of operations.
To evaluate Goodwill, the Company determined fair value of its reporting units using inputs classified as Level 3 in the fair value hierarchy, refer to Note 6 - Goodwill. The Company had no other significant assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021, respectively.
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

	Year Ended December 31, 2022
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.6% - 14.0%	11.2%
	Prepayment speeds	4.6% - 8.2%	5.4%
Interest rate lock commitments	Pull-through rate	21.0% - 100%	77.5%
Mortgage loans held for sale	Investor pricing	65.0% - 103.6%	93.3%

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31, 2021
Asset	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	8.6% - 12.2%	8.7%
	Prepayment speeds	6.9% - 11.6%	8.3%
Interest rate lock commitments	Pull-through rate	49.8% - 100.0%	86.1%
Mortgage loans held for sale	Investor pricing	70.0% - 104.1%	91.3%

Fair Value of Other Financial Instruments
All financial instruments were either recorded at fair value or the carrying value approximated fair value as of December 31, 2022. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, their carrying values approximated fair value due to the short-term nature of such instruments.
Note 17 - Retirement Benefit Plans
The Company maintains a 401(k) profit sharing plans covering substantially all employees. Employees may contribute amounts subject to certain IRS and plan limitations. The Company may make discretionary matching contributions, subject to certain limitations. Matching contribution made by the Company totaled $2.5 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively.
Note 18 - Restructuring
Given the current market factors and industry trends, including the rapidly rising interest rates and increased competition in the industry, the Company took restructuring actions to enhance liquidity and align the Company’s cost structure with the decrease in the Origination volume.
In August 2022, the Board approved the restructuring actions, which resulted in $14.2 million expense for cash severance and related benefits, retention, and termination costs in Compensation and benefits in the consolidated statements of operations for the year ended December 31, 2022.
The restructuring actions also included charges related to the write-down and write-off of office equipment totaling $2.3 million in Other expenses in the consolidated statement of operations for the year ended December 31, 2022.
The activities associated with the current restructuring actions are complete as of December 31, 2022.
The following is a summary of the Company’s restructuring reserve:

	Severance and Employee-Related Costs	Office Equipment	Total
	(dollars in thousands)
Balance as of January 1, 2022	$—	$—	$—
Restructuring charges	14,182	2,302	16,484
Payments	(14,182)	—	(14,182)
Non-cash impairment of office equipment	—	(2,302)	(2,302)
Balance as of December 31, 2022	$—	$—	$—

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 19 - Equity-based Compensation
In January, 2021, the Company’s Board approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of HPLP granted under HPLP 2015 Option Plan (the “2015 Option Plan”), which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan is the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains both time-vesting service criteria, and performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
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

	Year ended December 31, 2022
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	367,991	$10.18
Granted	233,550	3.85
Vested	(209,093)	10.75
Outstanding at end of period	392,448	$6.12
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s Board who are not affiliated with Stone Point Capital LLC vest at the next annual meeting of stockholders following the grant date. The Company recognized $1.5 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statements of operations for both years ended December 31, 2022 and 2021.
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
The following presents the summary of the Company’s PSU activity:

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year ended December 31, 2022
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	238,347	$9.44
Granted	131,924	3.79
Outstanding at end of period	370,271	$7.43
The Company did not recognize any compensation expense related to PSUs for the years ended December 31, 2022 and 2021.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. The Company recognized $3.7 million and $5.4 million of compensation expense related to stock options within Compensation and benefits expense in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $42.1 million as of December 31, 2022, which is expected to vest and get recognized over a weighted-average period of 5.2 years. The number of options vested and exercisable was 2,367,280 and the weighted-average exercise price of the options exercisable was $3.77 as of December 31, 2022.
The following presents the summary of the Company’s stock option activity under the 2021 Plan:

	Year ended December 31, 2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	11,751,031	$4.45	6.87	$8.38
Granted	337,043	1.81	4.09	9.79
Exercised	(294,068)	1.86	1.52	9.77
Forfeited	(661,130)	1.85	0.14	9.73
Expired	(198,983)	1.79	1.00	9.76
Outstanding at end of period	10,933,893	$4.64	4.70	$8.27
The following presents the summary of the Company’s non-vested activity under the 2021 Plan :

	Year ended December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	9,627,033	$8.19
Granted	337,043	9.79
Vested	(243,282)	9.20
Exercised	(294,068)	9.77
Forfeited	(661,130)	9.73
Expired	(198,983)	9.76
Non-vested at end of period	8,566,613	$8.12

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted:

	Years Ended December 31,
	2022	2021
Expected life (in years)	8.3	8.2
Risk-free interest rate	0-3.0%	0.6%-3.0%
Expected volatility	24.9%	24.9%
Dividend yield	—	—
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0-10.4% both as of December 31, 2022 and 2021.

Note 20 - Earnings Per Share
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
The following presents the calculation of the basic and diluted (loss) earnings per share:

	Years Ended December 31,
	2022	2021
	(dollars in thousands, except per share amounts )
Net (loss) income	$(163,454)	$166,272

Numerator:
Net (loss) income attributable to common shareholders	$(163,454)	$166,272
Net (loss) income attributable to Home Point - diluted	$(163,454)	$166,272

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	138,638	139,198
Dilutive effect of common stock equivalents	—	798
Weighted average shares of common stock outstanding - diluted	138,638	139,996

(Loss) earnings per share of common stock outstanding - basic	$(1.18)	$1.19
(Loss) earnings per share of common stock outstanding - diluted	$(1.18)	$1.19
As a result of the net loss from continuing operations for the year ended December 31, 2022, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in antidilution.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 21 - Shareholders’ Equity and Equity Method Investment
Common Stock Repurchases
On February 24, 2022, the Company’s Board approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 pursuant to one or more plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Stock Repurchase Program”). The Company repurchased 1,179,796 shares of Common Stock at an aggregate price of $3.8 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program during the year ended December 31, 2022. Shares repurchased under the program have been subsequently retired.
Equity Method Investment
The Company held an equity method investment in Longbridge through a 49.6% voting ownership interest, which was the only equity method investment held by the Company. The $63.7 million net investment was classified as held for sale as of December 31, 2021 and was adjusted for HPC’s 2022 share of Longbridge’s earnings or losses, contributions and distributions, and impairment.
The Company entered into a definitive agreement in February of 2022 to sell its investment in Longbridge. An impairment charge of $8.8 million was recognized for the held for sale balance of equity method investment in Loss from equity method investment in the consolidated statement of operations for the year ended December 31, 2022. On October 3, 2022, the Company completed the previously announced sale for a purchase price of approximately $38.9 million in cash.
Note 22 - Income Taxes
The following presents the components of Income tax benefit (expense):

	Year Ended December 31, 2022
	Federal	State	Total
	(dollars in thousands)
Current	$(1,551)	$(1,700)	$(3,251)
Deferred	39,386	5,779	45,165
Total income tax benefit	$37,835	$4,079	$41,914

	Year Ended December 31, 2021
	Federal	State	Total
	(dollars in thousands)
Current	$64	$(2,311)	$(2,247)
Deferred	(43,039)	(12,712)	(55,751)
Total income tax expense	$(42,975)	$(15,023)	$(57,998)
The following presents a reconciliation of the Income tax benefit (expense) recorded on the Company’s consolidated statements of operations to the expected statutory federal corporate income tax rates:

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Loss (income) before income taxes	$(179,090)	$208,897

Statutory federal income tax (benefit) expense (21%)	(37,609)	43,868
State income tax expense, net of federal tax	(6,914)	10,116
Impact of equity investments	(5,518)	3,679
Impact of tax rate change	3,199	(494)
HPMAC investment write Off	2,318	—
Impairment of goodwill	1,879	—
Change in valuation allowance	—	1,812
Other	731	(983)
Total income tax (benefit) expense	$(41,914)	$57,998
Effective tax rate	23.4%	27.8%

The following presents the components of the Company’s net deferred tax assets (liabilities):

	December 31,
	2022	2021
	(dollars in thousands)
Deferred tax asset
Federal NOL carryforward	$93,151	$101,800
State NOL carryforward	23,603	23,825
Rep. & Warranty	6,715	6,120
ROU lease deferred asset	2,775	4,000
Other	6,249	13,281
Total deferred tax asset	$132,493	$149,026
Deferred tax liability
MSR	(308,158)	(348,417)
Derivatives	—	(6,734)
Investment in Longbridge	—	(11,546)
ROU lease deferred liability	(2,803)	(3,900)
Other	(3,052)	(5,785)
Total deferred tax liability	$(314,013)	$(376,382)
Valuation Allowance	(2,340)	(2,396)
Net deferred tax liability	$(183,860)	$(229,752)
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on all available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s analysis focuses on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company considers both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence on a jurisdiction-by-jurisdiction basis.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The Company established a valuation allowance of $2.3 million and $2.4 million related to state net operating losses (“NOLs”) as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s deferred tax asset includes gross federal and state NOL carryforwards of $443.6 million and $436.6 million, respectively. Certain of these carryforwards expire in 2035 through 2037. The NOLs generated after 2017 carryforward indefinitely and are subject to a limit of 80% of taxable income in taxable years beginning after December 31, 2020. Certain of the Company’s NOLs are subject to limitation under IRC §382, limiting the Company’s ability to utilize the full NOL in any given period.
Unrecognized tax benefits are recognized related to tax positions included in (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the consolidated financial statements. The Company recognizes tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position. An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize. The Company has $0.8 million and $0.7 million uncertain tax positions as of December 31, 2022 and 2021, respectively. The liability is for unrecognized tax benefits related to state income tax matters excluding interest and penalties.
The following presents a reconciliation of the beginning and ending amounts of uncertain tax positions:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Balance at beginning of period	$743	$—
Increases related to positions taken during prior years	—	743
Increases related to positions taken during the current year	92	—
Decreases related to positions settled with tax authorities	—	—
Decreases due to a lapse of applicable statute of limitations	—	—
Balance at end of period	$835	$743
Total amount of unrecognized tax benefit that would affect the effective tax rate if recognized was $0.5 million and $0.4 million as of December 31, 2022 and 2021, respectively. Less than $20 thousand for interest and penalties was accrued on the liability for unrecognized tax benefits for the year ended December 31, 2022, which, in accordance with company policy, are a part of interest and penalty expense.
The Company's tax years that generally remain subject to examination by the IRS and various state and local jurisdictions are 2019-2021.
On August 16, 2022, Inflation Reduction Act (“IRA”) of 2022 was signed into law, which, among other things, imposed a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company is still analyzing the impact of IRA, but do not expect it to be material to the financial statements .
Note 23 – Segments
Management has organized the Company into two reportable segments based primarily on its services as follows: (1) Origination and (2) Servicing. Each reportable segment has discrete financial information evaluated regularly by the chief operating decision maker (“CODM”) in monitoring performance, allocating capital, and making strategic and operational decisions that align with the Company and its internal operations.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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
The following presents the key operating data for the Company’s business segments:

	Year Ended December 31, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(a)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$47,105	$—	$47,105	$—	$47,105	—	$47,105
Loan fee income	46,029	—	46,029	—	46,029	—	46,029
Loan servicing fees	—	265,275	265,275	—	265,275	—	265,275
Change in fair value of mortgage servicing rights	—	(97,689)	(97,689)	—	(97,689)	—	(97,689)
Interest income (expense), net	21,375	12,172	33,547	(54,411)	(20,864)	—	(20,864)
Other income (expense)	111	—	111	(10,598)	(10,487)	26,278	15,791
Total	$114,620	$179,758	$294,378	$(65,009)	$229,369	$26,278	$255,647
Contribution (loss) margin	$(106,884)	$121,765	$14,881	$(220,249)	$(205,368)

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31, 2021
	Origination	Servicing	Segments Total	All Other	Total	Reconciliation Item(a)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$585,762	$—	$585,762	$—	$585,762	$—	$585,762
Loan fee income	150,921	—	150,921	—	150,921	—	150,921
Loan servicing fees	8	331,374	331,382	—	331,382	—	331,382
Change in fair value of mortgage servicing rights	—	(76,831)	(76,831)	—	(76,831)	—	(76,831)
Interest income (expense), net	13,897	1,931	15,828	(48,741)	(32,913)	—	(32,913)
Other income	—	227	227	18,341	18,568	(15,373)	3,195
Total	$750,588	$256,701	$1,007,289	$(30,400)	$976,889	$(15,373)	$961,516
Contribution margin	$237,055	$185,824	$422,879	$(198,609)	$224,270
(a) The Company includes the results from its equity method investment in the All Other. Therefore, the loss (income) is removed to reconcile to Total revenue, net on the consolidated statements of operations.
The following presents a reconciliation of contribution (loss) margin to consolidated U.S. GAAP (Loss) income before income tax:

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
(Loss) income before income tax	$(179,090)	$208,897
(Loss) income from equity method investment	(26,278)	15,373
Contribution (loss) margin	$(205,368)	$224,270
Note 24 – Concentrations of Risk
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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Concentrations
The Company originated or purchased loans in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total originations) in the following states:

Percentage of Origination
2022
State:
California	26.5%
Texas	7.5%
Florida	7.1%
2021
State:
California	31.8%
Florida	7.4%
New Jersey	5.4%
The total unpaid principal balance of the servicing portfolio, including MLHS, was approximately $89.3 billion and $133.9 billion as of December 31, 2022 and 2021, respectively. The unpaid principal balance of loans originated by the Company and sold with servicing retained was $26.8 billion and $92.2 billion for the year-end December 31, 2022 and 2021, respectively.
ServiceMac subservices all mortgage loans underlying the Company’s MSRs in 50 states and the District of Columbia, with significant activity (approximately 5% or greater of total servicing) in the following states:

Percentage of Servicing Unpaid Principal Balance
2022
State:
California	20.4%
Texas	8.3%
Florida	6.3%

2021
State:
California	29.1%
Florida	5.6%
Texas	7.4%
Significant Customers
Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. 97.8% and 97.0% of mortgage loans sales were to the Agencies for the years ended December 31, 2022 and 2021, respectively.

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following presents newly originated loans that the Company sold to investors or transferred into GNMA securitization pools:

	Years Ended December 31,
	2022		2021
	(dollars in thousands)	Percentage	(dollars in thousands)	Percentage
GNMA	$7,095,893	22.3%	$13,089,283	13.9%
FNMA	11,632,784	36.5%	42,721,394	45.3%
FHLMC	11,858,369	37.2%	35,824,414	38.0%
Other	1,300,224	4.1%	2,667,113	2.8%
	$31,887,270	100%	$94,302,204	100%

HOME POINT CAPITAL INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
Note 25 – Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include valuation of MSRs, insurance brokerage services, loan review, and tax payment services for certain loan originations.
The following presents principal categories of the related party transactions recorded in the consolidated statements of operations.

	Years Ended December 31,
	2022	2021
	(dollars in thousands)
Loan expense	$9,134	$14,590
Loan servicing expense	1,911	1,014
General and administrative	9,450	5,268
Other expenses(a)	5,793	9,630
Other	208	10
Total	$26,496	$30,512
(a) Includes amounts paid to related party insurance brokers which are passthrough to third party carriers.
Note 26 – Sale of The Correspondent Channel and Home Point Asset Management LLC
On June 1, 2022 (the “Closing Date”), HPF completed the previously announced sale of certain assets of HPF’s delegated Correspondent channel to Planet Home Lending, LLC (“Planet”). The sale of the correspondent channel reduces the Company’s expenses and enables reallocation of resources to our Wholesale channel.
The purchase price for such assets was $2.5 million in cash, plus an earnout payment based on certain of Planet’s correspondent origination volume during the two-year period commencing on the Closing Date. The Company records the earnout payment when the consideration is determined to be realizable. The sale resulted in a $0.4 million loss in Other expenses in the consolidated statements of operations. The loss was more than offset by earnout income of $0.9 million for the year ended December 31, 2022.
On December 2, 2022, HPC completed the previously announced sale of its equity interests in HPAM and its wholly owned subsidiary HPMAC. Prior to the sale, HPAM was a wholly owned subsidiary of the Company and managed certain servicing assets. HPMAC serviced residential real estate mortgage loans.
The purchase price for this transaction was $3.2 million in cash. The sale resulted in a $2.8 million gain in Other income in the consolidated statements of operations.
Note 27 – Subsequent Events
On January 31, 2023, HPF terminated the Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”), dated as of November, 2021, between HPF, as seller and JPMorgan Chase Bank, National Association, as purchaser (“Purchaser”). The Gestation Agreement permitted the Purchaser to purchase from HPF from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that were intended to ultimately be included in residential MBS (the “Agency MBS”) issued or guaranteed, as applicable, by Fannie Mae, Freddie Mac, and Ginnie Mae. The aggregate purchase price of participation certificates owned by Purchaser at any given time for which Purchaser had not been paid the purchase price for the related Agency MBS by the applicable takeout investor as specified in the applicable takeout commitment could not exceed $400 million. The parties mutually agreed to terminate the JPM Gestation Agreement prior to its scheduled maturity date of September 29, 2023. HPF did not incur any early termination penalties.
On March 3, 2023, The Company extended the maturity date of its $200 million warehouse facility with Bank of Montreal from March 6, 2023 to April 20, 2023.

Item 9. Changes in and Disagreements with Accountants
None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2022.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions
The information required by Item 13 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.1.7
Confirmation and Amendment of Master Participation Agreement, dated as of October 12, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.1.8
Confirmation and Amendment of Master Participation Agreement, dated as of October 26, 2021, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1.8 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.1.9
Confirmation and Amendment of Participation Agreement, dated as of February 15, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

Exhibit Number	Description
10.1.10++
Confirmation and Amendment of Participation Agreement, dated as of March 8, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana, as participant (filed as Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2022 and incorporated herein by reference).

10.1.11+
Confirmation and Amendment of Participation Agreement, dated as of August 15, 2022, by and between Home Point Financial Corporation, as seller, and Merchants Bank of Indiana (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 17, 2022, and incorporated herein by reference).

10.1.12+
Confirmation and Amendment of Master Participation Agreement dated September 30, 2022, by and between Home Point Financial Corporation as seller, and Merchants Bank of Indiana as participant (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

10.2+
Mortgage Warehouse Agreement, dated as of September 1, 2021, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 7, 2021 and incorporated herein by reference).

10.2.1+
Change in Terms Agreement, dated as of March 31, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank, formerly known as Texas Capital Bank, National Association (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on May 12, 2022 and incorporated herein by reference).

10.2.2+
Change in Terms Agreement, dated as of May 11, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 11, 2022 and incorporated herein by reference).

10.2.3+
Change in Terms Agreement, dated as of June 28, 2022, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank (filed as Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q on August 11, 2022 and incorporated herein by reference).

10.2.4+
Change of Terms Agreement, dated as of August 23, 2022, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 26, 2022, and incorporated herein by reference).

10.2.5+
Change of Terms Agreement, dated as of September 23, 2022, by and between Home Point Financial Corporation, as seller, and Texas Capital Bank, as buyer (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 14, 2022 and incorporated herein by reference).

10.3++
Subservicing Agreement, dated as of February 7, 2022, by and between Home Point Financial Corporation, as Owner/Servicer, and ServiceMac, LLC, as Subservicer (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on May 12, 2022 and incorporated herein by reference).

10.4*+†	Waiver and Separation Agreement and General Release of All Claims dated January 18, 2023, by and between Home Point Capital Inc., Home Point Financial Corporation and Phillip M. Miller.
10.5+
Second Amended and Restated Master Repurchase Agreement dated as of September 16, 2022, by and among Home Point Financial Corporation, as seller and TIAA, FSB, a federal savings association, as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2022, and incorporated herein by reference).

10.6+
Master Repurchase Agreement, dated as of October 28, 2015, by and between UBS Bank USA, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.6.1+
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

10.6.18
Amendment No. 18 to Master Repurchase Agreement, dated as of February 10, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.6.18 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.6.19+
Amendment No. 19 to Master Repurchase Agreement, dated as of May 1, 2022, by and between UBS AG, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q on May 12, 2022 and incorporated herein by reference).

10.6.20+
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

10.7.1
Rate Amendment to Master Repurchase Agreement, dated as of May 19, 2022, by and between Wells Fargo Bank, N.A., as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 11, 2022 and incorporated herein by reference).

10.8+
Master Repurchase Agreement, dated as of October 1, 2020, by and between Amherst Pierpont Securities LLC, as buyer, and Home Point Financial Corporation, as seller (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-251963) on January 8, 2021 and incorporated herein by reference).

10.9*+†	Waiver and Separation Agreement and General Release of All Claims dated February 24, 2023, by and between Home Point Capital Inc., Home Point Financial Corporation and Mark E. Elbaum.

Exhibit Number	Description
10.10+
Second Amended and Restated Credit Agreement, dated as of May 4, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 11, 2021 and incorporated herein by reference).

10.10.1+
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.10.2+
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 2021, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.10.3+
Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 11, 2022 and incorporated herein by reference).

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

10.15†	Home Point Capital Inc. 2021 Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.16†	Form of Substitute Option Agreement under the 2021 Incentive Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).
10.17†	Form of 2021 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
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

10.18.2*+	Amendment No. 2 to the Master Repurchase Agreement and Securities Contract, dated as of November 17, 2022, by and between Bank of Montreal, as buyer, and Home Point Financial Corporation, as seller.
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

Exhibit Number	Description
10.23.1+
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 22, 2021, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2021 and incorporated herein by reference).

10.23.2
Letter Agreement Regarding Benchmark Rate Replacement with respect to the Amendment and Restated Master Repurchase Agreement, dated as of January 3, 2022, by and among by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.23.3+
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of February 4, 2022, by and among Goldman Sachs Bank USA, as buyer, HPFC Sub 1 LLC, as seller, and Home Point Financial Corporation, as guarantor (filed as Exhibit 10.23.3 to the Company’s Annual Report on Form 10-K on March 17, 2022 and incorporated herein by reference).

10.24
Amended and Restated Guaranty and Security Agreement, dated as of June 30, 2021, by Home Point Financial Corporation, as guarantor, in favor of Goldman Sachs Bank USA, as buyer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 2, 2021 and incorporated herein by reference).

10.25†	Form of Restricted Stock Unit Award Notice and Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on May 7, 2021 and incorporated herein by reference).
10.26†	Form of Performance Stock Unit Award Notice and Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on May 7, 2021 and incorporated herein by reference).
21.1*	Subsidiaries of Home Point Capital Inc.
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

HOME POINT CAPITAL INC.

Dated: March 9, 2023	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Newman	President, Chief Executive Officer and Director	March 9, 2023
William A. Newman	(Principal Executive Officer)
/s/ Mark E. Elbaum	Chief Financial Officer	March 9, 2023
Mark E. Elbaum	(Principal Financial Officer and Principal Accounting Officer)
/s/ Andrew J. Bon Salle	Chairperson of the Board of Directors	March 9, 2023
Andrew J. Bon Salle
/s/ Laurie S. Goodman	Director	March 9, 2023
Laurie S. Goodman
/s/ Agha S. Khan	Director	March 9, 2023
Agha S. Khan
/s/ Stephen A. Levey	Director	March 9, 2023
Stephen A. Levey
/s/ Timothy R. Morse	Director	March 9, 2023
Timothy R. Morse
/s/ Eric L. Rosenzweig	Director	March 9, 2023
Eric L. Rosenzweig
/s/ Joanna E. Zabriskie	Director	March 9, 2023
Joanna E. Zabriskie