Form 10-Q
period 2023-03-31
Home Point Capital Inc.
filed 2023-05-12
CIK 1830197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 9, 2023, the registrant had 138,470,843 shares of common stock, par value $0.0000000072 per share, outstanding.

i

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. Forward-looking statements are not guarantees of future performance, are based upon assumptions, and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 9, 2023 (our “2022 Annual Report”). Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others:
•uncertainties associated with the proposed Merger (as defined below), including the failure to complete the Merger in a timely manner or at all, restrictions on business conduct and lawsuits related to the proposed Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the inability to complete the proposed Merger due to the failure to satisfy conditions precedent, including satisfaction of the minimum tender conditions;
•risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;
•the effect of the announcement of the proposed Merger on our relationships with our customers, operating results and business generally;
•the costs of the proposed Merger if the proposed Merger is not consummated;
•our reliance on our financing arrangements to fund mortgage loans and otherwise operate our business;
•the dependence of our loan servicing revenues on macroeconomic and U.S. residential real estate market conditions;
•the requirement to repurchase mortgage loans or indemnify investors if we breach representations and warranties;
•counterparty risk;
•the requirement to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances;
•risks related to any subservicer;
•competition for mortgage assets that may limit the availability of desirable acquisitions and result in reduced risk-adjusted returns;
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
•any failure to attract and retain a highly skilled workforce, including our senior executives, especially in light of the proposed Merger;
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

Many of the important factors that will determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. You should refer to the risks and uncertainties listed under the heading “Risk Factors” in our 2022 Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”), for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$99,959	$97,248
Restricted cash	10,322	11,344
Cash and cash equivalents and Restricted cash	110,281	108,592
Mortgage loans held for sale (at fair value)	472,990	642,993
Mortgage servicing rights (at fair value)	1,251,600	1,402,542
Property and equipment, net	6,467	11,660
Accounts receivable, net	117,623	124,691
Derivative assets	30,727	25,611
Government National Mortgage Association loans eligible for repurchase	91,768	85,937
Assets held for sale	1,561	—
Other assets	30,133	36,166
Total assets	$2,113,150	$2,438,192
Liabilities and Shareholders’ Equity:
Liabilities:
Warehouse lines of credit	$409,497	$496,481
Term debt and other borrowings, net	892,875	942,083
Accounts payable and accrued expenses	50,262	64,349
Government National Mortgage Association loans eligible for repurchase	91,768	85,937
Deferred tax liabilities	140,218	183,860
Derivative liabilities	3,605	4,110
Liabilities held for sale	797	—
Other liabilities	53,575	57,836
Total liabilities	1,642,597	1,834,656
Note 9 - Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (250,000,000 authorized shares, none issued and outstanding, $0.0000000072 par value per share)	—	—
Common stock (1,000,000,000 authorized shares, 138,430,573 and 138,398,707 shares issued and outstanding, $0.0000000072 par value per share)	—	—
Additional paid-in capital	514,483	513,710
(Accumulated deficit) retained earnings	(43,930)	89,826
Total shareholders' equity	470,553	603,536
Total liabilities and shareholders' equity	$2,113,150	$2,438,192

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited - dollars in thousands, except per share amounts)

	Three months ended March 31,
	2023	2022
Revenue:
(Loss) gain on loans, net	$(1,490)	$45,404
Loan fee income	1,655	19,904

Interest income	12,467	27,077
Interest expense	(20,500)	(33,095)
Interest expense, net	(8,033)	(6,018)
Loan servicing fees	58,827	81,064
Change in fair value of mortgage servicing rights	(159,247)	17,183
Other income	701	634
Total revenue, net	(107,587)	158,171
Expenses:
Compensation and benefits	30,186	89,432
Loan expense	1,333	9,015
Loan servicing expense	13,157	5,746
Production technology	4,569	4,865
General and administrative	11,840	19,671
Depreciation	4,260	2,687
Other expenses	4,466	5,296
Total expenses	69,811	136,712
(Loss) income before income tax	(177,398)	21,459
Income tax benefit (expense)	43,642	(4,323)
Loss from equity method investment	—	(5,272)
Net (loss) income	$(133,756)	$11,864

(Loss) earnings per share:
Basic	$(0.97)	$0.09
Diluted	$(0.97)	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited - dollars in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	138,398,707	$—	$513,710	$89,826	$603,536
Employee stock purchases (option exercise)	31,866	—	(44)	—	(44)
Equity-based compensation		—	817	—	817
Net loss		—		(133,756)	(133,756)
Balance as of March 31, 2023	138,430,573	$—	$514,483	$(43,930)	$470,553

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	139,326,953	$—	$523,811	$—	$252,842	$776,653
Stock repurchase	(461,690)	—	—	(1,513)	—	(1,513)
Dividends to shareholders	—	—	—	—	(5,575)	(5,575)
Employee stock purchases (option exercise)	97,223	—	122	—	—	122
Equity-based compensation	—	—	1,706	—	—	1,706
Net income	—	—	—	—	11,864	11,864
Balance as of March 31, 2022	138,962,486	$—	$525,639	$(1,513)	$259,131	$783,257

See accompanying notes to the unaudited condensed consolidated financial statements.

HOME POINT CAPITAL INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited - dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net (loss) income	$(133,756)	$11,864
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	4,260	2,687
Amortization of debt issuance costs	792	846
Loss (gain) on loans, net	1,490	(45,404)
(Credit) provision for representation and warranty reserve, net of charge offs	(1,416)	341
Equity-based compensation expense	817	1,706
Deferred income tax (benefit) expense	(43,642)	2,898
Loss from equity method investment	—	5,272
Originations and purchases of mortgage loans held for sale	(978,969)	(12,739,933)
Proceeds from sale and payments of mortgage loans held for sale	1,142,865	14,505,325
Loss on sale of mortgage servicing rights	277	53,492
Decrease (increase) in fair value of mortgage servicing rights	158,970	(70,675)
(Increase) decrease in fair value of mortgage loans held for sale	(3,440)	132,031
(Increase) decrease in fair value of derivative assets, net	(5,621)	93,554
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	6,623	(42,890)
Decrease (increase) in other assets	5,912	(5,365)
Decrease in accounts payable and accrued expenses	(13,919)	(12,538)
Decrease (increase) in other liabilities	(2,048)	2,815
Net cash provided by operating activities	139,195	1,896,026
Investing activities:
Purchases of property and equipment	(478)	(2,170)
Purchase of mortgage servicing rights	—	(8,588)
Proceeds from sale of mortgage servicing rights	—	390,532
Net cash (used for) provided by investing activities	(478)	379,774
Financing activities:
Proceeds from warehouse borrowings	988,823	13,207,385
Payments on warehouse borrowings	(1,075,807)	(15,201,111)
Proceeds from term debt borrowings	—	135,000
Payments on term debt borrowings	(50,000)	(420,000)
Proceeds from other borrowings	—	45,000
Payments on other borrowings	—	(45,000)
Payments of debt issuance costs	—	(167)
Employee stock purchases (option expense)	(44)	122
Common stock repurchases		(1,513)
Dividends to shareholders	—	(5,575)
Net cash used for financing activities	(137,028)	(2,285,859)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,689	(10,059)
Cash, cash equivalents and restricted cash at beginning of period	108,592	207,790
Cash, cash equivalents and restricted cash at end of period	$110,281	$197,731
Supplemental disclosure:
Cash paid for interest	$26,788	$42,409
Cash refunded for income taxes	$(623)	$(1,307)
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
In April 2023, the Company announced that it has entered into a definitive agreement to sell certain assets of the Company’s wholesale originations channel, which has historically been our primary business driver. For additional information refer to Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC.
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
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of HPC and all its wholly owned subsidiaries, including HPF and HPCIA. The accompanying condensed consolidated financial statements have been prepared in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The consolidated balance sheet as of December 31, 2022 and related notes were derived from the audited consolidated financial statements but do not include all disclosures required by U.S. GAAP for complete financial statements. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022.
All intercompany balances and transactions have been eliminated in consolidation. As noted above, in December 2022, HPC completed the sale of HPAM and HPMAC. The results of operations for HPAM and HPMAC are included in the March 31, 2022 condensed consolidated financial statements.
Assets and Liabilities Held for Sale
Long-lived assets or disposal groups to be sold are classified as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items Assets held for sale and Liabilities held for sale, respectively, in our consolidated balance sheet. Refer to Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC.
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
Accounting Standards Recently Adopted or Recently Issued but Not Yet Adopted
As of March 31, 2023, there have been no new accounting pronouncements recently issued or adopted that have had or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements.
Note 3 - Mortgage Loans Held for Sale
The Company sells its originated mortgage loans into the secondary market. The Company may retain the right to service some of these loans upon sale through ownership of servicing rights. The following presents MLHS at fair value, by type:

	March 31, 2023
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(a)	$336,556	$(33,051)	$303,505
Government(b)	170,014	(722)	169,292
Reverse(c)	302	(109)	193
Total	$506,872	$(33,882)	$472,990

	December 31, 2022
	Unpaid Principal	Fair Value Adjustment	Total Fair Value
	(dollars in thousands)
Conventional(a)	$425,160	$(31,639)	$393,521
Government(b)	254,800	(5,664)	249,136
Reverse(c)	355	(19)	336
Total	$680,315	$(37,322)	$642,993
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
MLHS on nonaccrual status had $23.8 million and $21.8 million of unpaid principal balances and $18.3 million and $16.7 million estimated fair value, as of March 31, 2023 and December 31, 2022, respectively.
The Company had $0.5 billion in unpaid principal balance pledged to secure its mortgage warehouse line of credit as of March 31, 2023.

The following presents a reconciliation of the changes in MLHS to the amounts presented on the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Fair value at beginning of period	$642,993	$5,107,161
Mortgage loans originated and purchased(a)	978,969	12,739,933
Proceeds on sales and payments received(a)	(1,142,865)	(14,505,325)
Change in fair value	3,440	(132,031)
Loss on sale(a)	(9,547)	(320,699)
Fair value at end of period	$472,990	$2,889,039
(a) This line as presented on the consolidated statements of cash flows excludes originated MSRs and MSR hedging.
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

The following presents an analysis of the changes in capitalized MSRs:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$1,402,542	$1,525,103
MSRs originated	18,984	208,741
MSRs purchased	—	8,588
MSRs sold	—	(480,244)
Changes in valuation model inputs	(150,574)	276,987
Change due to cash payoffs and principal amortization	(19,352)	(48,950)
Balance at end of period	$1,251,600	$1,490,225
The following presents the Company’s total capitalized mortgage servicing portfolio (based on the unpaid principal balance (“UPB”) of the underlying mortgage loans):

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Ginnie Mae	$4,672,997	$4,357,853
Fannie Mae	46,887,734	47,198,689
Freddie Mac	36,796,627	37,082,471
Other	28,991	29,620
Total	$88,386,349	$88,668,633

MSR balance	$1,251,600	$1,402,542
The following presents the key weighted average assumptions used in determining the fair value of the Company’s MSRs:

	March 31, 2023	December 31, 2022
Discount rate	10.03%	9.69%
Weighted average prepayment speeds	5.66%	5.44%
Costs to service	$113	$77

The key assumptions used to estimate the fair value of the MSRs are discount rate, the Conditional Prepayment Rate (“CPR” or “prepayment speeds”), and costs to service. An increase in prepayment speeds generally has an adverse effect on the value of MSRs as the underlying loans prepay faster. In a declining interest rate environment, the fair value of MSRs generally decreases as prepayments increase. A decrease in prepayment speeds generally has a positive effect on the value of the MSRs as the underlying loans prepay less frequently. In a rising interest rate environment, the fair value of MSRs generally increases as prepayments decrease. Increases in the discount rate result in a lower MSR value and decreases in the discount rate result in a higher MSR value. Increases in the costs to service generally have an adverse effect on the value of the MSRs as an increase in costs to service would reduce the Company’s future net cash inflows from servicing a loan. Conversely, decreases in the costs to service generally have a positive effect on the value of the MSRs. MSR uncertainties are hypothetical and do not always have a direct correlation with each assumption. Changes in one assumption may result in changes to another assumption, which might magnify or counteract the uncertainties. The Company reviews all its assumptions each quarter compared to other market participants and retrospectively reviews the prior quarter assumptions compared to subsequently available actual data and factors that into determining its current quarter’s assumptions. Certain key assumptions were reviewed and updated during the first quarter 2023 to more closely align with comparable market participants, supported by the Company’s quarterly retrospective review of actual cost to service incurred and custodial deposit ancillary income received.
The following presents the impact on the fair value of the Company’s MSR portfolio when applying the following hypothetical data points:

	Discount Rate		Prepayment Speeds		Costs to Service
	100 BPS Adverse Change	200 BPS Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
	(dollars in thousands)
March 31, 2023	$(56,780)	$(108,691)	$(32,088)	$(62,579)	$(19,760)	$(39,542)
December 31, 2022	$(66,658)	$(127,263)	$(36,353)	$(70,814)	$(13,388)	$(26,779)
The following presents information related to loans serviced:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Total unpaid principal balance	$88,864,506	$89,280,085
Loans 30-89 days delinquent	608,313	824,348
Loans delinquent 90 or more days or in foreclosure	529,099	555,293
The following presents components of Loan servicing fees as reported in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Contractual servicing fees	$59,522	$80,763
Late fees	275	1,125
Other	(970)	(824)
Total	$58,827	$81,064
The Company held for its customers $4.1 million and $5.1 million of escrow funds recorded in Other liabilities in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
The Company reported $277.0 thousand and $53.5 million loss on MSR sales in the Change in fair value of mortgage servicing rights in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively.
The following presents the components of Change in fair value of MSRs:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Realization of cash flows	$(19,352)	$(48,950)
Valuation inputs and assumptions	(150,574)	276,987
Economic hedging results	10,927	(157,362)
Loss on MSR sales	(277)	(53,492)
Change in fair value of MSRs	$(159,276)	$17,183
Note 5 - Derivative Financial Instruments
The following presents the outstanding notional amounts and fair values of derivative instruments not designated as hedging instruments:

	March 31, 2023
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$322,900	$350	$2,547
Interest rate lock commitments	388,275	3,235	166
Forward purchase contracts	89,000	82	143
Treasury futures purchase contracts	1,291,500	—	—
Margin		27,060	749
Total		$30,727	$3,605

	December 31, 2022
	Notional Value	Derivative Asset	Derivative Liability
	(dollars in thousands)
Forward sale contracts	$819,900	$6,107	$1,200
Interest rate lock commitments	598,970	2,231	2,504
Forward purchase contracts	61,300	—	400
Treasury futures purchase contracts	897,500	—	—
Margin		17,273	6
Total		$25,611	$4,110
The following presents the recorded gain (loss) on derivative financial instruments:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Forward sale contracts	$(6,967)	$(60,753)
Interest rate lock commitments	3,341	88,668
Forward purchase contracts	202	(3,872)
Interest rate swap and Treasury futures purchase contracts	$10,826	$(118,352)
Counterparty agreements for forward commitments contain master netting agreements. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. The Company incurred no credit losses due to nonperformance of any of its counterparties for the three months ended March 31, 2023 and 2022.

The following presents a summary of derivative assets and liabilities and related netting amounts:

	March 31, 2023
		Gross Amounts Not Offset in the Statement of Financial Position(a)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$350	$(324)	$—	$26
Forward purchase contracts	82	(16)		66
Liabilities:
Forward sale contracts	(2,547)	340	621	(1,586)
Forward purchase contracts	(143)	—	—	(143)
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	3,235	—	—	3,235
Liabilities:
Interest rate lock commitments	(166)	—	—	(166)
Total derivatives
Assets	$3,667	$(340)	$—	$3,327
Liabilities	$(2,856)	$340	$621	$(1,895)

	December 31, 2022
		Gross Amounts Not Offset in the Statement of Financial Position(a)
	Gross Amount of Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral	Net Amount
	(dollars in thousands)
Derivatives subject to master netting agreements:
Assets:
Forward sale contracts	$6,107	$(1,062)	$(3,790)	$1,255
Liabilities:
Forward sale contracts	(1,200)	1,062	138	—
Forward purchase contracts	(400)	—	400	—
Derivatives not subject to master netting agreements:
Assets:
Interest rate lock commitments	2,231	—	—	2,231
Liabilities:
Interest rate lock commitments	(2,504)	—	—	(2,504)
Total derivatives
Assets	$8,338	$(1,062)	$(3,790)	$3,486
Liabilities	$(4,104)	$1,062	$538	$(2,504)
(a) Amounts disclosed for collateral received from or posted to the same counterparty includes cash up to and not exceeding the net amount of the derivative asset or liability presented in the balance sheet. The fair value of the total collateral received from or posted to the same counterparty may exceed the amounts presented. The amounts of collateral received from or posted to counterparty are presented as margin and included as a component of either Derivative assets or Other liabilities in the Balance Sheet.
For information on the determination of fair value, refer to Note 12 - Fair Value Measurements.

Note 6 - Accounts Receivable, net
The following presents principal categories of Accounts receivable, net:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Servicing receivable-general	$25,958	$14,943
Pair off receivable	2,136	619
Servicing sale receivable	27,104	29,503
Servicing advance receivable	59,786	77,257
Servicing advance reserve	(2,417)	(3,355)
Agency receivable	280	595
Income tax receivable	2,308	1,902
Interest on servicing deposits	266	302
Other	2,202	2,925
Total	$117,623	$124,691
As part of managing the Company’s servicing advances, servicing advance reserve is recognized with management’s estimate of current expected losses and maintained at a level that management considers adequate based upon continuing assessments of collectability, historical loss experience, current trends, and reasonable and supportable forecasts.
The following presents changes to the servicing advance reserve:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Servicing advance reserve at beginning of period	$(3,355)	$(4,207)
Additions	(434)	(7,517)
Charge-offs	1,372	8,849
Servicing advance reserve at end of period	$(2,417)	$(2,875)
Note 7 - Warehouse Lines of Credit
The Company maintains mortgage warehouse lines of credit arrangements with various financial institutions, primarily to fund the origination of mortgage loans. The Company held mortgage funding arrangements with eight separate financial institutions with a total maximum borrowing capacity of $2.8 billion and $2.8 billion as of March 31, 2023 and December 31, 2022, respectively. These funding arrangements are primarily uncommitted. The Company had $2.4 billion and $2.3 billion of unused capacity under its warehouse lines of credit as of March 31, 2023 and December 31, 2022, respectively.
The following presents the amounts outstanding and maturity dates under the Company’s various mortgage funding arrangements:

	Maturity Date (a)	March 31, 2023
		(dollars in thousands)
$200 million Warehouse Facility(b)	April 2023	$14,071
$35 million Warehouse Facility(c)	June 2023	25,566
$450 million Warehouse Facility	August 2023	58,530
$200 million Warehouse Facility(d)	September 2023	67,249
$200 million Warehouse Facility(b)	September 2023	21,388
$1,200 millions Warehouse Facility	May 2024	130,384
$88.5 million Warehouse Facility	Evergreen	3,929
$400 million Warehouse Facility(d)	Evergreen	88,380
Gestation Warehouse Facility(d)	Evergreen	—
Total		$409,497
(a) The presented maturities are as of March 31, 2023. The Company is expected to terminate a majority of its warehouse lines of credit pursuant to the sale of certain agreements and assets used in or related to the Company’s wholesale originations channel. For additional information refer to Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC and Note 22 - Subsequent Events .

(b) Subsequent to March 31, 2023, these Warehouse Facilities were closed in April 2023.
(c) Subsequent to March 31, 2023, the maturity of this Warehouse Facility has been extended from March 2023 to June 2023 and the capacity of this Warehouse Facility has been reduced from $50 million to $35 million.
(d) Subsequent to March 31, 2023, these Warehouse Facilities were closed in May 2023.

	Maturity Date(d)	December 31, 2022
		(dollars in thousands)
$50 million Warehouse Facility	March 2023	41,928
$200 million Warehouse Facility	March 2023	45,284
$450 million Warehouse Facility	August 2023	149,513
$200 million Warehouse Facility	September 2023	41,309
$200 million Warehouse Facility	September 2023	32,011
$1,200 million Warehouse Facility	May 2024	113,136
$88.5 million Warehouse Facility	Evergreen	8,050
$400 million Warehouse Facility	Evergreen	65,250
Gestation Warehouse Facility	Evergreen	—
Early Funding(e)		—
Total		$496,481
(d) Maturity Dates in this table are as of December 31, 2022. These Warehouse Facilities have been renewed as reflected in the table above.
(e) In addition to warehouse facilities, the Company is an approved lender for early funding facilities with Fannie Mae through its As Soon As Pooled (“ASAP”) program and Freddie Mac through its Early Funding (“EF”) program. From time to time, the Company enters into agreements to deliver certified pools of mortgage loans and receive funding in exchange for such pools. All mortgage loans delivered under these programs must adhere to a set of eligibility criteria. Early funding programs with Fannie Mae and Freddie Mac do not have stated expiration dates or maximum capacities.

The Company’s warehouse facilities’ variable interest rates are calculated using an index rate generally tied to a Secured Overnight Financing Rate (“SOFR”); plus applicable interest rate margins, with varying interest rate floors. The weighted average interest rate for the Company’s warehouse facilities was 6.19% and 2.91% for the quarter ended March 31, 2023 and for the year ended December 31, 2022, respectively. The Company’s borrowings are secured by MLHS at fair value.

The Company’s warehouse facilities require the maintenance of certain financial covenants relating to net worth, profitability, liquidity, and ratio of indebtedness to net worth among others. The Company’s warehouse lines that contain profitability covenants were amended to allow for a net loss under such covenants for the three months ended March 31, 2023. The Company was in compliance with all warehouse facility covenants as of March 31, 2023.

Note 8 - Term Debt and Other Borrowings, net
The following presents the Company’s term debt and other borrowings, net:

	Maturity Date	Collateral	March 31, 2023	December 31, 2022
			(dollars in thousands)
$1.0 billion MSR Facility	May 2025	MSRs	$400,000	$450,000
$500 million Senior Notes(a)	February 2026	Unsecured	500,000	500,000
$85 million Servicing Advance Facility	May 2023	Servicing Advances	—	—
$35 million Operating Line of Credit(b)	May 2023	Mortgage loans	1,000	1,000
Gross			901,000	951,000
Debt issuance costs			(8,125)	(8,917)
Total			$892,875	$942,083
(a) The aggregate principal amount of the Senior Notes issued was $550.0 million. The Company repurchased and retired $50.0 million of outstanding Senior Notes during the second quarter of 2022.
(b) Subsequent to March 31, 2023, this line was terminated. Refer to Note 22 - Subsequent Events .

The Company maintains a $1.0 billion MSR financing facility (the “MSR Facility”). In April 2022, the Company entered into an amendment to the MSR facility that, among other things, reduced the committed capacity from $650.0 million to $500.0 million. The amendment also replaced the LIBOR based interest rate with SOFR, plus the applicable interest rate margin, with advance rates generally ranging from 62.5% to 72.5% of the fair value of the underlying MSRs. The MSR Facility is collateralized by the Company’s FNMA, FHLMC, and GNMA MSRs. The MSR Facility has a three-year revolving period ending on May 4, 2024 followed by a one-year period during which the balance drawn must be repaid and no further amounts may be drawn down, which ends on May 20, 2025. The MSR Facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. The Company was in compliance with all covenants under the MSR Facility as of March 31, 2023.
In January 2021, the Company issued $550.0 million aggregate principal amount of its 5.0% Senior Notes due 2026 (the “Senior Notes”) in a private placement transaction. The Company repurchased and retired $50.0 million of outstanding Senior Notes in 2022. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature on February 1, 2026.
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
The Senior Notes had a carrying value of $500.0 million and an estimated fair value of $377.0 million and $343.2 million as of March 31, 2023 and December 31, 2022, respectively. The valuation of the Senior Notes was determined based on observable trading information considered Level 2 inputs under the fair value hierarchy. For the Company’s other long-term secured borrowings not recorded at fair value, the carrying value approximated fair value due to the variable interest rate on the borrowings and the repricing of collateral.
The Company has a $85.0 million servicing advance facility which is collateralized by all of the Company’s servicing advances. The facility carries an interest rate of Term SOFR plus a margin and an advance rate ranging from 85.0-95.0%. The servicing advance facility requires the maintenance of certain financial covenants relating to net worth, liquidity, and indebtedness of the Company. The Company was in compliance with all covenants under the servicing advance facility as of March 31, 2023.

The Company also has a $35.0 million operating line, with an interest rate based on the Prime Rate. The operating line of credit was terminated on April 14, 2023.
The Company had total available capacity of $431.8 million and $52.6 million for its MSR Facility and servicing advance facility, respectively as of March 31, 2023. The Company has no available capacity for its operating line of credit as of March 31, 2023.
Note 9 - Commitments and Contingencies
Commitments to Extend Credit
The Company’s Interest rate lock commitments (“IRLCs”) expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the customer does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor’s residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans were $0.4 billion and $0.6 billion as of March 31, 2023 and December 31, 2022, respectively.
Litigation
The Company is subject to various legal proceedings arising out of the ordinary course of business. There were no current or pending claims against the Company which are expected to have a material impact on the Company's condensed consolidated balance sheets, statements of operations, or cash flows.
Regulatory Contingencies
The Company is subject to periodic audits and examinations, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of the Company’s mortgage origination, servicing, and financing activities. Such audits and examinations could result in additional actions, penalties, or fines by state or federal governmental bodies, regulators, or the courts with respect to our mortgage origination, servicing, and financing activities, which may be applicable generally to the mortgage industry or to the Company in particular. The Company did not pay any material penalties or fines during the three months ended March 31, 2023 and 2022 and is not currently required to pay any such penalties or fines.
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
Minimum Capital Ratio
For Fannie Mae, Freddie Mac, and Ginnie Mae, the Company is also required to maintain a ratio of Adjusted/Tangible Net Worth to Total Assets greater than 6.0%.
Minimum Liquidity
The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:
•3.5 basis points of total Agency servicing.
•Incremental 200 basis points of total nonperforming Agency servicing, measured as 90 plus day delinquencies, in excess of 6.0% of the total Agency servicing UPB.
•Allowable assets for liquidity may include: cash and cash equivalents (unrestricted); available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of Government Sponsored Enterprises (“GSEs”), US Treasury Obligations); and unused/available portion of committed servicing advance lines.
The minimum liquidity requirement for Ginnie Mae is defined as follows:
•Maintain liquid assets equal to the greater of $1.0 million or 10 basis points of the Company’s outstanding single-family MBS.
The most restrictive of the requirements require the Company to maintain a minimum adjusted net worth balance of $224.7 million and $225.7 million as of March 31, 2023 and December 31, 2022, respectively.
The Company is in compliance with all minimum requirements to which it was subject as of March 31, 2023.
Note 11 - Representation and Warranty Reserve
The majority of the Company’s loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. Historically, the Company received relief of certain repurchase obligations on loans sold to FNMA or FHLMC by taking advantage of their repurchase alternative program. This program provided the Company with the ability, in certain instances, to pay a fee to FNMA or FHLMC, in lieu of being obligated to repurchase the loan. In 2022, FNMA and FHMC notified the Company that they will not provide repurchase obligation relief through the repurchase alternative program beginning in the fourth quarter of 2022 until further notice.

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
The following presents the activity of the outstanding repurchase reserve:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Repurchase reserve at beginning of period	$26,605	$24,577
Additions	10,049	5,566
Charge-offs	(11,465)	(5,225)
Repurchase reserve at end of period	$25,189	$24,918
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
Interest rate lock commitments. The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC. The average pull-through rate for IRLCs was 65.2% and 77.5%as of March 31, 2023 and December 31, 2022, respectively. Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.
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
Mortgage servicing rights. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management believes market participants would use in their determinations of value. The Company obtains valuations from an independent third party on a quarterly basis to support the reasonableness of the fair value estimate. Key assumptions used in measuring the fair value of MSRs include, but are not limited to, discount rates, prepayment speeds, and cost to service. Other assumptions such as delinquencies, are also considered resulting in a Level 3 classification.
The following presents the major categories of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$466,853	$6,137	$472,990
Interest rate lock commitments	—	—	3,235	3,235
Forward sale contracts	—	350	—	350
Forward purchase contracts	—	82	—	$82
Mortgage servicing rights	—	—	1,251,600	1,251,600
Total	$—	$467,285	$1,260,972	$1,728,257
Liabilities:
Interest rate lock commitments	$—	$—	$166	$166
Forward sale contracts	—	2,547	—	2,547
Forward purchase contracts	—	143	—	143
Total	$—	$2,690	$166	$2,856

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Mortgage loans held for sale	$—	$629,108	$13,885	$642,993
Interest rate lock commitments	—	—	2,231	2,231
Forward sale contracts	—	6,107	—	6,107
Mortgage servicing rights	—	—	1,402,542	1,402,542
Total	$—	$635,215	$1,418,658	$2,053,873
Liabilities:
Interest rate lock commitments	$—	$—	$2,504	$2,504
Forward sale contracts	—	1,200	—	1,200
Forward purchase contracts	—	400	—	400
Total	$—	$1,600	$2,504	$4,104
The following presents a reconciliation of Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2023
	MSRs	IRLC-Asset	MLHS	IRLC-Liability
	(dollars in thousands)
Balance at beginning of period	$1,402,542	$2,231	$13,885	$2,504
Purchases, sales, issuances, contributions, and settlements	18,984	—	(4,237)	—
Change in fair value	(169,926)	1,004	(1,146)	(2,338)
Transfers out(a)	—	—	(2,365)	—
Balance at end of period	$1,251,600	$3,235	$6,137	$166

	Three Months Ended March 31, 2022
	MSRs	IRLC-Asset	MLHS	IRLC-Liability
	(dollars in thousands)
Balance at beginning of period	$1,525,103	$29,887	$20,218	$2,843
Purchases, sales, issuances, contributions, and settlements	(262,915)	—	(1,564)	42,615
Change in fair value	228,036	(17,746)	(52)	—
Transfers in(a)	—	—	(826)	—
Balance at end of period	$1,490,224	$12,141	$17,776	$45,458
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
The following presents the fair value and UPB of MLHS that have contractual principal amounts and for which the Company has elected the fair value option. The fair value option was elected for MLHS as the Company believes fair value best reflects its expected future economic performance:

	Fair Value	Principal Amount Due Upon Maturity	Difference(a)
	(dollars in thousands)
March 31, 2023	$472,990	$506,872	$(33,882)
December 31, 2022	$642,993	$680,315	$(37,322)
(a) Represents the amount of (losses) gains related to changes in fair value of items accounted for using the fair value option included in Gain on loans, net within the condensed consolidated statements of operations.
The Company had no other significant assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022, respectively.

The following is a summary of the key unobservable inputs used in the valuation of the Level 3 assets:

	March 31, 2023
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.8% - 14.0%	10.0%
	Prepayment speeds	5.4% - 9.0%	5.7%
	Cost to service	$109 - $229	$113
Interest rate lock commitments	Pull-through rate	15% - 100%	65.2%
Mortgage loans held for sale	Investor pricing	60.4% - 101.6%	74.4%

	December 31, 2022
Assets:	Key Input	Range	Weighted Average
Mortgage servicing rights	Discount rate	9.3% - 14.0%	9.7%
	Prepayment speeds	4.6% - 8.2%	5.4%
	Cost to service	$74 - $133	$77
Interest rate lock commitments	Pull-through rate	21.0% - 100.0%	77.5%
Mortgage loans held for sale	Investor pricing	65.0% - 103.6%	93.3%
Fair Value of Other Financial Instruments. All financial instruments were either recorded at fair value or the carrying value approximated fair value as of March 31, 2023 and December 31, 2022. For financial instruments that were not recorded at fair value, such as cash and cash equivalents, restricted cash, servicing advances, warehouse and operating lines of credit, and accounts payable, their carrying values approximated fair value due to the short-term nature of such instruments.
Note 13 - Goodwill
The Company performed an interim impairment test during the third quarter ended September 30, 2022, due to the impact of rising interest rates on the mortgage industry and the Company’s recent stock performance. The Company used the market-based valuation approach to determine fair value of its reporting units and compare against the carrying value of the reporting units, and the fair value was measured using inputs classified as Level 3 in the fair value hierarchy. Based upon the results of this evaluation, the Company recorded $10.8 million goodwill impairment charges in Corporate Impairment of goodwill, driven predominantly by a significant decline in our market capitalization. During the third quarter of 2022, the Company wrote off the $7.0 million and $3.8 million goodwill asset for the Origination and Servicing segments, respectively, and has no remaining goodwill balance as of March 31, 2023.
Note 14 - Equity-based Compensation
In January 2021, the Company’s board of directors (“Board”) approved the adoption of the Company’s 2021 Incentive Plan (“2021 Plan”) and designated 6.9 million shares of the Company’s authorized common stock available for equity-based awards thereunder. The 2021 Plan allows for the assumption and substitution of outstanding options to purchase common units of Home Point Capital LP (“HPLP”) granted under the HPLP 2015 Option Plan (the “2015 Option Plan”), which was in place prior to the Company’s IPO. The expiration date of the 2021 Plan is the tenth (10th) anniversary of the effective date of the 2021 Plan, which is January 21, 2031. The 2021 Plan contains both time-vesting service criteria and performance based vesting terms, which are based on the achievement of specified performance criteria outlined in the underlying award agreement.
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

The following presents the summary of the Company’s RSU activity:

	Three Months Ended March 31, 2023
	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	392,448	$6.12
Granted	—	—
Vested	(32,982)	$3.79
Forfeited	(50,636)	$5.76
Outstanding at end of period	308,830	$6.42
The RSUs granted to the Company’s management team will vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. The RSUs granted to the non-management members of the Company’s Board who are not affiliated with Stone Point Capital LLC vest at the next annual meeting of stockholders following the grant date. The Company recognized $0.2 million of compensation expense related to RSUs within Compensation and benefits expense on the consolidated statements of operations for both the three months ended March 31, 2023 and 2022.
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
The following presents the summary of the Company’s PSU activity:

	Three Months Ended March 31, 2023
	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	370,271	$7.43
Granted	—	—
Forfeited	(59,464)	$3.79
Outstanding at end of period	310,807	$7.64
The Company did not recognize any compensation expense related to PSUs for the three months ended March 31, 2023 and 2022.
Stock Option Awards
The Company recognizes compensation expense associated with the stock option grants using the straight-line method over the requisite service period. The Company recognized $0.6 million and $1.7 million of compensation expense related to stock options within Compensation and benefits expense in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. The unrecognized compensation expense related to outstanding and unvested stock options was $40.3 million as of March 31, 2023, which is expected to vest and get recognized over a weighted-average period of 5.06. The unrecognized compensation expense was $68.6 million for the three months ended March 31, 2022. The number of options vested and exercisable was 2,185,555 and the weighted-average exercise price of the options exercisable was $4.98 as of March 31, 2023.
The following presents the summary of the Company’s stock option activity under the 2021 Plan:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	10,933,893	$4.64	4.70	$8.27
Granted	291,200	1.80	0.25	9.86
Exercised	(50,958)	6.83	0.03	9.74
Forfeited	(167,028)	1.85	0.04	9.40
Expired	(272,325)	3.74	1.00	9.75
Outstanding at end of period	10,734,782	$4.69	4.41	$8.25
The following presents the summary of the Company’s non-vested activity under the 2021 Plan:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	8,566,613	$8.12
Granted	291,200	9.86
Vested	181,725	8.95
Exercised	(50,958)	9.74
Forfeited	(167,028)	9.40
Expired	(272,325)	9.75
Non-vested at end of period	8,549,227	$8.26
The following presents assumptions used in the Black-Scholes option valuation model to determine the weighted-average fair value per stock option granted:

	Three Months Ended March 31,
	2023	2022
Expected life (in years)	8.21	8.26
Risk-free interest rate	0 - 3.0%	0.56% - 2.95%
Expected volatility	24.9%	24.9%
Dividend yield	—	—
The expected life of each stock option is estimated based on its vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on an analysis of the historical volatilities of peer companies, adjusted for certain characteristics specific to the Company. The Company applied an estimated forfeiture rate of 0%-10.4% and 0%-10.0% as of March 31, 2023 and December 31, 2022, respectively.
Note 15 - Earnings Per Share
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
The following presents the calculation of the basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except share and per share amounts )
Net (loss) income	$(133,756)	$11,864

Numerator:
Net (loss) income attributable to common shareholders	$(133,756)	$11,864
Net (loss) income attributable to Home Point - diluted	$(133,756)	$11,864

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	138,422	139,171
Dilutive effect of common stock equivalents	—	1,408
Weighted average shares of common stock outstanding - diluted	138,422	140,579

(Loss) earnings per share of common stock outstanding - basic	$(0.97)	$0.09
(Loss) earnings per share of common stock outstanding - diluted	$(0.97)	$0.08

As a result of the net loss from continuing operations for the three months ended March 31, 2023, the effect of certain dilutive securities was excluded from the computation of weighted average diluted shares outstanding, as inclusion would have resulted in antidilution.
Note 16 - Shareholders’ Equity and Equity Method Investment
Common Stock Repurchases
On February 24, 2022, the Company’s board of directors approved the repurchase of shares of the Company’s common stock, par value $0.0000000072 per share (the “Common Stock”), in an aggregate amount not to exceed $8.0 million, from time to time through and including December 31, 2022 pursuant to one or more plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Stock Repurchase Program”). The Company repurchased 461,690 shares of Common Stock at an aggregate price of $1.5 million, including commissions and fees, through market purchase transactions under the Stock Repurchase Program as of March 31, 2022. The Company values shares of common stock held in treasury at cost. Shares repurchased under the program have been subsequently retired.
Equity Method Investment
The Company held an equity method investment in Longbridge through a 49.6% voting ownership interest, which was the only equity method investment held by the Company. The Company entered into a definitive agreement in February of 2022 to sell its investment in Longbridge. During the third quarter of 2022, an impairment charge of $8.8 million was recognized for the held for sale balance of equity method investment in Loss from equity method investment in the consolidated statement of operations. In October 2022, the Company completed the previously announced sale for a purchase price of approximately $38.9 million in cash.
Note 17 - Income Taxes
The Company’s effective income tax rate was 24.6% and 20.1% for the three months ended March 31, 2023 and 2022, respectively, compared to the statutory rate of 21.0%. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusted for discrete items that occurred during the period. Several factors influence the effective tax rate, including the impact of the equity investment, state taxes, uncertain tax positions, changes in valuation allowance, and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity. Total benefit for income taxes was $43.6 million and total provision for income taxes was $4.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 18 - Segments

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
Origination
In the Origination segment, the Company originates residential real estate mortgage loans in the U.S. through the consumer direct third party originations, and prior to its sale, which was completed in June 2022, the correspondent channel. The Company’s origination channels offer a variety of loan programs that support the financial needs of the borrowers. The Company’s primary source of revenue is the difference between the cost of originating or purchasing the loan and the price at which the loan is sold to investors as well as the fair value of originated MSRs and hedging gains and losses. Loan origination fees and interest income earned on loans held for sale or securitization are also included in the revenue for this segment.
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
The following presents the key operating data for the Company’s business segments:

	Three Months Ended March 31, 2023
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item	Total Consolidated
	(dollars in thousands)
Revenue:
Loss on loans, net	$(1,490)	$—	$(1,490)	$—	$(1,490)	$—	$(1,490)
Loan fee income	1,655	—	1,655	—	1,655	—	1,655
Loan servicing fees	—	58,827	58,827	—	58,827	—	58,827
Change in fair value of mortgage servicing rights	—	(159,247)	(159,247)	—	(159,247)	—	(159,247)
Interest income (expense), net	810	6,895	7,705	(15,738)	(8,033)	—	(8,033)
Other income	1	—	1	700	701	—	701
Total	$976	$(93,525)	$(92,549)	$(15,038)	$(107,587)	$—	$(107,587)
Contribution loss	$(20,056)	$(109,077)	$(129,133)	$(48,265)	$(177,398)

	Three Months Ended March 31, 2022
	Origination	Servicing	Segments Total	All Other	Total	Reconciling Item(a)	Total Consolidated
	(dollars in thousands)
Revenue:
Gain on loans, net	$45,404	$—	$45,404	$—	$45,404	$—	$45,404
Loan fee income	19,904	—	19,904	—	19,904	—	19,904
Loan servicing fees	—	81,064	81,064	—	81,064	—	81,064
Change in fair value of mortgage servicing rights	—	17,183	17,183	—	17,183	—	17,183
Interest income (expense), net	7,456	706	8,162	(14,180)	(6,018)	—	(6,018)
Other (expense) income	—	—	—	(4,638)	(4,638)	5,272	634
Total	$72,764	$98,953	$171,717	$(18,818)	$152,899	$5,272	$158,171
Contribution (loss) margin	$(8,390)	$83,234	$74,844	$(58,657)	$16,187
(a) The Company includes the results from its equity method investments in the All Other. Therefore, the loss (income) is removed to reconcile to Total revenue, net on the condensed consolidated statements of operations.
The following presents a reconciliation of contribution (loss) margin to consolidated U.S. GAAP (Loss) income before income tax:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
(Loss) income before income tax	$(177,398)	$21,459
Loss from equity method investment	—	(5,272)
Contribution (loss) margin	$(177,398)	$16,187
Note 19 - Related Parties
The Company entered into transactions and agreements to purchase various services and products from certain affiliates of our sponsor, Stone Point Capital LLC. The services include valuation of MSRs, insurance brokerage services, loan review and tax payment services for certain loan originations.
The following presents principal categories of the related party transactions recorded in the consolidated statements of operations.

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Loan expense	$122	$6,092
Loan servicing expense	4	489
General and administrative	840	3,199
Other expenses(a)	4,832	5,729
Other	—	206
Total	$5,798	$15,714
(a) Includes amounts paid to related party insurance brokers which are passthrough to third party carriers.
Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC
On April 6, 2023, HPF entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with The Loan Store, Inc. (“Buyer”), pursuant to which HPF has agreed to sell certain agreements and assets used in or related to HPF’s third-party mortgage loan origination business (the “Purchased Assets”), to Buyer, and Buyer has agreed to assume certain liabilities relating to the Purchased Assets (collectively, the “Asset Sale”). As consideration for the Purchased Assets, Buyer has agreed to issue to

HPF a number of shares of the Class A Common Stock, par value $0.001 per share, of Buyer representing 9.99% of the issued and outstanding equity of Buyer, on a fully-diluted, as-converted basis measured as of closing.
The assets to be sold primarily consist of Property and equipment, net, Other assets, and Other liabilities. The Company classified these assets as Assets held for sale as of March 31, 2023. For additional information refer to Note 22 - Subsequent Events .
On June 1, 2022 (the “Closing Date”), HPF completed the previously announced sale of certain assets of HPF’s delegated Correspondent channel to Planet Home Lending, LLC (“Planet”). The sale of the correspondent channel reduces the Company’s expenses and enables reallocation of resources to our Wholesale channel.
The purchase price for such assets was $2.5 million in cash, plus an earnout payment based on certain of Planet’s correspondent origination volume during the two-year period commencing on the Closing Date. The Company records the earnout payment when the consideration is determined to be realizable. The Company recorded earnout income of $0.5 million in Other income in the consolidated statements of operations for the three months ended March 31, 2023.
On December 2, 2022, HPC completed the previously announced sale of its equity interests in HPAM and its wholly owned subsidiary HPMAC. Prior to the sale, HPAM was a wholly owned subsidiary of the Company and managed certain servicing assets. HPMAC serviced residential real estate mortgage loans. The purchase price for this transaction was $3.2 million in cash.
Note 21 - Restructuring

The Board approved moving forward with a plan to sell certain origination assets and exit the Origination segment by the end of the second quarter 2023.

The Company has identified restructuring actions that will result in additional charges of approximately $29.9 million, expected during the second quarter 2023 when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Note 22 - Subsequent Events
Merger with Mr. Cooper
On May 10, 2023, the Company announced the signing of a definitive agreement (the “Merger Agreement”) that provides for a wholly owned subsidiary of Mr. Cooper Group Inc. (“Mr. Cooper”) to commence a tender offer (the “Offer”) to acquire all outstanding shares of Home Point Capital for $324 million in cash (the “Merger”). As part of the transaction, Mr. Cooper will assume $500 million Home Point Capital 5% senior notes, which are due in February 2026. The transaction is expected to close in the third quarter of 2023, subject to customary closing conditions including receipt of regulatory approvals. Following the onboarding of Home Point Capital customers and the closing of the transaction, Mr. Cooper will wind down the remaining Home Point Capital operations. If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act.

Asset Sale to The Loan Store
On May 1, 2023, the Company completed the previously announced asset sale to The Loan Store, Inc. pursuant to the purchase agreement.

Warehouse Facility Amendments
On April 20, 2023, the Company terminated the Master Repurchase Agreement (the “UBS Master Repurchase Agreement”), dated as of October 28, 2015, by and between the Company, as seller and UBS AG, as buyer. The UBS Master Repurchase Agreement provided for a maximum aggregate purchase price of $200 million. The parties mutually agreed to terminate the UBS Master Repurchase Agreement prior to its scheduled maturity date of September 15, 2023. The Company did not incur any early termination penalties.
On April 20, 2023, the Master Repurchase Agreement and Securities Contract (the “BMO Master Repurchase Agreement”), dated as of January 8, 2021, by and among the Company, as seller, and Bank of Montreal, as buyer, terminated in accordance with its terms. The BMO Master Repurchase Agreement provided for a maximum aggregate purchase price of $200 million.

On May 1, 2023, the Company terminated the Master Repurchase Agreement (the “Amherst Gestation Agreement”), dated as of October 1, 2020, by and between the Company, as seller and Santander US Capital Markets LLC (fka Amherst Pierpont Securities LLC), as buyer. The Amherst Gestation Agreement had no stated contractual limit on the maximum aggregate purchase price. The parties mutually agreed to terminate the Amherst Gestation Agreement. The Company did not incur any early termination penalties.
On May 5, 2023, the Company terminated the Master Repurchase Agreement and Securities Contract (the “Wells Master Repurchase Agreement”), dated as of November 23, 2015, by and between the Company, as seller and Wells Fargo Bank, N.A., as buyer. The Wells Master Repurchase Agreement provided for a maximum aggregate purchase price of $400 million. The parties mutually agreed to terminate the Wells Master Repurchase Agreement. The Company did not incur any early termination penalties.
On May 5, 2023, the Company terminated the Second Master Repurchase Agreement (the “TIAA Master Repurchase Agreement”), dated as of September 16, 2022, by and between the Company, as seller and TIAA, FSB, as buyer. The TIAA Master Repurchase Agreement provided for a maximum aggregate purchase price of $200 million. The parties mutually agreed to terminate the TIAA Master Repurchase Agreement prior to its scheduled maturity date of September 17, 2023. The Company did not incur any early termination penalties.

Sale of Mortgage Servicing Rights
On May 2, 2023, the Company completed the sale of servicing rights relating to certain single family mortgage loans serviced for the Government National Mortgage Association (“Ginnie Mae”) with an aggregate unpaid principal balance of approximately $1.5 billion to an approved Ginnie Mae issuer. The total purchase price for the servicing rights was approximately $21.3 million, which is subject to certain customary holdbacks and adjustments. The sale represents approximately 1.7% of the Company’s total mortgage servicing portfolio as of December 31, 2022. Ginnie Mae consented to the transfer of the servicing rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis supplements our management’s discussion and analysis for the year ended December 31, 2022 as contained in our 2022 Annual Report, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that reflect our plans and strategy for our business, and involve risks and uncertainties. You should review the “Risk Factors” section of our 2022 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read “Cautionary Note on Forward-Looking Statements” in this Report.
Data as of and for the three months ended March 31, 2023 and March 31, 2022, have been derived from our condensed consolidated financial statements included elsewhere in this Report.
Overview
Home Point provides mortgage servicing on single-family residences throughout the United States. We strategically manage our mortgage servicing rights asset to provide value to our shareholders.
In April 2023, the Company announced that it has entered into a definitive agreement to sell certain assets of the company’s wholesale originations channel, which has historically been our primary business driver. In June 2022, the Company completed the previously announced sale of the Correspondent channel, through which we purchased closed and funded mortgages from a trusted network of correspondent sellers (“Correspondent Partners”). For additional information refer to Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC. In our Direct channel, we originated residential mortgages primarily for existing servicing customers who were seeking new financing options. We subsequently redirected our Direct channel resources to wholesale.
We maintain ongoing connectivity with our approximately 316 thousand servicing customers. In February 2022, we announced an agreement with ServiceMac, pursuant to which ServiceMac subservices all mortgage loans underlying mortgage servicing rights (“MSRs”) we hold. ServiceMac began subservicing newly originated agency loans for us in the second quarter of 2022. The Company completed transitioning to ServiceMac the balance of the agency portfolio and all of the Government National Mortgage Association (“Ginnie Mae”) portfolio in the third quarter of 2022. ServiceMac performs subservicing functions on the Company’s behalf, but we continue to hold the MSRs. We believe that our relationship with ServiceMac allows us to maintain a leaner cost structure with a greater variable component and provides greater flexibility when strategically selling certain non-core MSRs. The number of our servicing portfolio customers was 316 thousand and 315 thousand, while the servicing portfolio unpaid principal balance (“UPB”) was $88.9 billion and $89.3 billion as of March 31, 2023 and December 31, 2022, respectively.
Recent Developments
On May 10, 2023, we announced the execution of the Merger Agreement with Mr. Cooper, the Parent, and Acquisition Sub, the Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, we will consummate the Merger. If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act. The proposed Merger is expected to close during the third quarter of 2023.
Three months ended March 31, 2023 Compared to Three Months Ended March 31, 2022 Summary
We had $(107.6) million of total revenue, net for the three months ended March 31, 2023 compared to $158.2 million of total revenue, net for the three months ended March 31, 2022. We had $133.8 million net loss for the three months ended March 31, 2023 compared to $11.9 million of net income for the three months ended March 31, 2022. We generated $32.3 million of Adjusted revenue for the three months ended March 31, 2023 compared to $86.8 million for the three months ended March 31, 2022. We had $28.3 million of Adjusted net income for the three months ended March 31, 2023 compared to $40.9 million Adjusted net loss for the three months ended March 31, 2022. Refer to “Non-GAAP Financial Measures” for further information regarding our use of Adjusted revenue and Adjusted net income, including limitations related to such non-GAAP measures and a reconciliation of such measures to net income, the nearest comparable financial measure calculated and presented in accordance with U.S. GAAP.
We originated $0.9 billion of mortgage loans for the three months ended March 31, 2023 compared to $12.6 billion for the three months ended March 31, 2022, representing a decrease of $11.7 billion or 92.9%. Our MSR Servicing Portfolio was $88.4 billion as of March 31, 2023 compared to $102.0 billion as of March 31, 2022. Our gain on sale margins decreased 46 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decreases were due to rising interest rates and increased competition in the industry. Additionally, according to the Mortgage Bankers Association Mortgage Finance Forecast, average 30-year mortgage rates increased by approximately 260 basis points from March 31, 2022 to

March 31, 2023. An increase of this nature generally results in our Origination volume declining as refinance opportunities decrease, which also increases competition, resulting in lower gain on sale margins.
Segments
Our operations are organized into two separate reportable segments: Origination and Servicing.
In our Origination segment, we source loans through the Wholesale production channel. The Wholesale channel consists of mortgages originated through a nationwide network of 9,351 Broker Partners. Prior to its sale, the Correspondent channel consisted of closed and funded mortgages that we purchase from a trusted network of Correspondent Partners. As noted above, we redirected our Direct channel resources to wholesale in 2022. Once a loan is locked, it becomes channel agnostic. Our Origination segment has contribution loss of $20.1 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively.
Our Servicing segment consists of servicing loans that were produced in our Originations segment where the Company retained the servicing rights. In February 2022, the Company entered into an agreement with ServiceMac, pursuant to which ServiceMac subservices all mortgage loans underlying the Company’s MSRs. We also strategically buy and sell MSRs. Our Servicing segment had contribution loss of $109.1 million and contribution margin of $83.2 million for the three months ended March 31, 2023 and 2022, respectively.
Key Factors Affecting Results of Operations for Periods Presented
Residential Real Estate Market Conditions
For the three months ended March 31, 2023, our Origination volume is impacted significantly by broader residential real estate market conditions and the general economy. Housing affordability, availability and general economic conditions influence the demand for our products. Housing affordability and availability are impacted by mortgage interest rates, availability of funds to finance purchases, availability of alternative investment products and the relative relationship of supply and demand. General economic conditions are impacted by unemployment rates, changes in real wages, inflation, consumer confidence, seasonality and the overall economic environment. Recent market conditions, such as rapidly rising interest rates, high inflation, and home price appreciation due to limited housing supply, have led to a decrease in the affordability index and negatively impacted Origination volume.
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
Our origination metrics enable us to monitor our ability to generate revenue and expand our market share across different channels. In addition, they help us track origination quality and compare our performance against the nationwide originations market and our competitors. Other key performance indicators include the number of Broker Partners. Our servicing metrics enable us to monitor the size of our customer base, the characteristics and value of our MSR Servicing Portfolio, and help drive retention efforts.
Origination Segment KPIs
The following presents key performance indicators for our business:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Origination Volume by Channel
Wholesale	$890,398	$9,317,701
Correspondent	—	2,733,301
Direct	758	504,071
Origination volume	$891,156	$12,555,073

Fallout Adjusted (“FOA”) Lock Volume by Channel
Wholesale	$802,454	$9,563,708
Correspondent	N/A	2,610,843
Direct	N/A	414,570
FOA Lock Volume	$802,454	$12,589,121

Gain on sale margin by Channel
Wholesale	$7,800	$62,586
Correspondent	N/A	3,450
Direct	N/A	10,697
Gain on sale margin attributable to channels	7,800	76,733
Other loss on sale(a)	(6,824)	(3,969)
Total gain on sale margin(b)	$976	$72,764

Gain on sale margin by Channel (bps)
Wholesale	97	65
Correspondent	N/A	13
Direct	N/A	258
Gain on sale margin attributable to channels	97	61
Other loss on sale(a)	(85)	(3)
Total gain on sale margin(b)	12	58

Market Share
Overall share of origination market(c)	1.3%	2.0%
Share of wholesale channel(d)	6.6%	9.7%

Origination Volume by Purpose
Purchase	85.0%	44.4%
Refinance	15.0%	55.6%

Third Party Partners
Number of Broker Partners(e)	9,351	8,376
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
(c) Overall share of origination market share data for March 31, 2023 is as of December 31, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of March 31, 2023 is not yet available from Inside Mortgage Finance as of the date of this filing.
(d) Share of wholesale channel for March 31, 2023 is as of December 31, 2022 obtained from Inside Mortgage Finance, a third party provider of residential mortgage industry news and statistics. The data as of March 31, 2023 is not yet available from Inside Mortgage Finance as of the date of this filing.
(e) Number of Broker Partners with whom the Company sources loans.
Servicing Segment KPIs
The following presents key performance indicators for our business:

	March 31,
	2023	2022
	(dollars in thousands)
Mortgage Servicing
MSR Servicing Portfolio - UPB(a)	$88,386,349	$101,984,767
MSR Servicing Portfolio - Units(b)	315,801	349,261

60 days or more delinquent(c)	0.8%	0.8%

MSR Portfolio
MSR multiple(d)	5.31	5.57
Weighted Average Note Rate (e)	3.38%	3.00%
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

The following presents a reconciliation of Adjusted revenue and Adjusted net loss to the nearest U.S. GAAP financial measures of Total revenue, net and Net (loss) income, as applicable:
Reconciliation of Total Revenue, Net to Adjusted Revenue

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Total revenue, net	$(107,587)	$158,171
Loss from equity method investment	—	(5,272)
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	139,895	(66,133)
Adjusted revenue	$32,308	$86,766
Reconciliation of Total Net (Loss) Income to Adjusted Net Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net (loss) income	$(133,756)	$11,864
Change in fair value of MSR (due to inputs and assumptions), net of hedge(a)	139,895	(66,133)
Income tax effect of change in fair value of MSR (due to inputs and assumptions), net of hedge(b)	(34,416)	13,323
Adjusted net loss	$(28,277)	$(40,946)
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

Results of Operations — Three Months Ended March 31, 2023 and 2022
Consolidated Results of Operations
The following presents certain consolidated financial data:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$(1,490)	$45,404	$(46,894)	(103.3%)
Loan fee income	1,655	19,904	(18,249)	(91.7%)

Interest income	12,467	27,077	(14,610)	(54.0%)
Interest expense	(20,500)	(33,095)	12,595	(38.1%)
Interest expense, net	(8,033)	(6,018)	(2,015)	33.5%
Loan servicing fees	58,827	81,064	(22,237)	(27.4%)
Change in fair value of mortgage servicing rights	(159,247)	17,183	(176,430)	(1026.8%)
Other income	701	634	67	10.6%
Total revenue, net	(107,587)	158,171	(265,758)	(168.0%)
Expenses:
Compensation and benefits	30,186	89,432	(59,246)	(66.2%)
Loan expense	1,333	9,015	(7,682)	(85.2%)
Loan servicing expense	13,157	5,746	7,411	129.0%
Production technology	4,569	4,865	(296)	(6.1%)
General and administrative	11,840	19,671	(7,831)	(39.8%)
Depreciation	4,260	2,687	1,573	58.5%
Other expenses	4,466	5,296	(830)	(15.7%)
Total expenses	69,811	136,712	(66,901)	(48.9%)
(Loss) income before income tax	(177,398)	21,459	(198,857)	(926.7%)
Income tax benefit (expense)	43,642	(4,323)	47,965	(1109.5%)
Loss from equity method investment	—	(5,272)	5,272	(100.0%)
Net (loss) income	$(133,756)	$11,864	$(241,550)	(2036.0%)
Consolidated results are further analyzed in our segment disclosure below.

Origination Segment
The following presents certain financial data for the Origination segment:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
(Loss) gain on loans, net	$(1,490)	$45,404	$(46,894)	(103.3)%
Loan fee income	1,655	19,904	(18,249)	(91.7)%

Interest income	5,572	26,371	(20,799)	(78.9)%
Interest expense	(4,762)	(18,915)	14,153	(74.8)%
Interest income, net	810	7,456	(6,646)	(89.1)%
Other Income	1	—	1	N/A
Total origination revenue, net	976	72,764	(71,788)	—
Expenses:
Compensation and benefits	13,203	58,395	(45,192)	(77.4)%
Loan expense	1,333	9,015	(7,682)	(85.2)%
Production technology	3,032	4,107	(1,075)	(26.2)%
General and administrative	3,067	8,287	(5,220)	(63.0)%
Other expenses	397	1,350	(953)	(70.6)%
Total origination expenses	21,032	81,154	(60,122)	(74.1)%
Origination net loss	$(20,056)	$(8,390)	$(11,666)	139.0%

Origination Revenue, net
Gain on loans, net
The following presents components of Gain on loans, net:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
FOA Lock Volume by Channel
Wholesale	$802,454	$9,563,708
Correspondent	N/A	2,610,843
Direct	N/A	414,570
FOA Lock Volume	$802,454	$12,589,121

Gain on sale margin by Channel
Wholesale	$7,800	$62,586
Correspondent	N/A	3,450
Direct	N/A	10,697
Gain on sale margin attributable to channels	7,800	76,733
Other loss on sale(a)	(6,824)	(3,969)
Total gain on sale margin(b)	$976	$72,764

Gain on sale margin by Channel (bps)
Wholesale	97	65
Correspondent	N/A	13
Direct	N/A	258
Gain on sale margin attributable to channels	97	61
Other loss on sale(a)	(85)	(3)
Total gain on sale margin(b)	12	58

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
The following presents details of the characteristics of our mortgage loan production:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Origination volume	$891,156	$12,555,073
Originated MSR UPB	1,071,165	14,062,765
Gain on sale margin (a)	0.12%	0.58%
Retained servicing (UPB)(b)	98.1%	96.7%
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
Gain on loans, net decreased by $46.9 million, or 103.3% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a reduction in origination volume, a decrease of $71.8 million or 98.7% in gain on sale margin, as well as $4.3 million increase in provision for representation and warranty reserve. We completed the sale of our Delegated Correspondent channel in June 2022 and subsequently redirected our Direct channel resources to wholesale.

We experienced a decrease in FOA lock volume and Origination volume primarily due to rising interest rates. Additionally, we saw a significant decrease in gain on sale margins due to the competitive environment during the three months ended March 31, 2023 compared to the prior year. As mortgage interest rates rise, the origination market contracts, primarily due to a decline in refinance volume, which generally leads to increased competition and lower gain on sale margins. Our origination market share decreased from 2.0% to 1.3% and our share of the wholesale channel decreased from 9.7% to 6.6% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Loan fee income
Loan fee income decreased by $18.2 million, or 91.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was consistent with the decrease in Origination volume.
Interest income, net
Interest income, net decreased by $6.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in interest income, net was driven by $20.8 million decrease in interest income and $14.2 million decrease in interest expense. Interest income decreased due to lower MLHS balance partially offset by the impact of the rising interest rates. Interest expense decreased as a result of a decrease in warehouse borrowing and related fees due to the decrease in Origination volume. The Company continues to strategically rightsize its warehouse lines of credit to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.
Expenses
Total expenses decreased by $60.1 million, or 74.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decreases in compensation and benefits expense, loan expense, production technology expense, and general and administrative expenses.
Compensation and benefits expense decreased by $45.2 million, or 77.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease of $34.7 million in salary and benefits due to a decrease in employee headcount and a $10.5 million decrease in variable compensation resulting from the decrease in Origination volume. Compensation and benefits expense was 1.5% and 0.5% of Origination volume for the three months ended March 31, 2023 and 2022, respectively.
Loan expense decreased by $7.7 million, or 85.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was consistent with the decrease in Origination volume.
Production technology expense decreased by $1.1 million, or 26.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by lower variable expenses associated with the Company’s origination systems as a result of the decline in Origination volume.
General and administrative expenses decreased $5.2 million, or 63.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decrease in outsourced loan review services due to the decline in Origination volume, as well as lower expenses as a result of cost-saving initiatives implemented in the second half of 2022 and continuing during the three months ended March 31, 2023.

Servicing Segment
The following presents certain financial data for the Servicing segment:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Loan servicing fees	$58,827	$81,064	$(22,237)	(27.4)%
Change in fair value of mortgage servicing rights	(159,247)	17,183	(176,430)	(1026.8)%
Interest income	6,895	706	6,189	876.6%
Interest income, net	6,895	706	6,189	876.6%
Total servicing revenue, net	(93,525)	98,953	(192,478)	(194.5)%
Expenses:
Compensation and benefits	565	7,684	(7,119)	(92.6)%
Loan servicing expense	13,157	5,746	7,411	129.0%
Production technology	1,537	756	781	103.3%
General and administrative	246	1,487	(1,241)	(83.5)%
Other expenses	47	46	1	2.2%
Total servicing expenses	15,552	15,719	(167)	(1.1)%
Servicing net (loss) income	$(109,077)	$83,234	$(192,311)	(231.0)%
Servicing Revenue, Net
Loan servicing fees
The following presents certain characteristics of our mortgage loan servicing portfolio:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
MSR Servicing Portfolio (UPB)	$88,386,349	$101,984,767
Average MSR Servicing Portfolio (UPB)	$88,527,450	$115,172,171
MSR Servicing Portfolio (Loan Count)	315,801	349,261
MSRs Fair Value Multiple (x)	5.31	5.57
Delinquency Rates (%)	1.1%	1.2%
Weighted average credit score	748	752
Weighted average servicing fee, net (bps)	26.7	26.2
Loan servicing fees decreased by $22.2 million, or 27.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in servicing fees of $21.2 million due to a larger average MSR Servicing Portfolio as of March 31, 2022 compared to March 31, 2023.
Change in fair value of MSRs

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Realization of cash flows	$(19,352)	$(48,950)
Valuation inputs and assumptions	(150,574)	276,987
Economic hedging results	10,927	(157,362)
Loss on MSR sales	(277)	(53,492)
Change in fair value of MSRs	$(159,247)	$17,183
Change in fair value of MSRs presented a loss for the three months ended March 31, 2023 and a gain for the three months ended March 31, 2022 as a result of both market driven changes and changes in valuation inputs and assumptions, net of hedge. Fair value loss increased by $176.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by market changes as well as ~~th~~e changes in valuation inputs and assumptions net of hedge. This loss was partially offset by a decrease in loss from realization of cash flows resulting from a decrease in prepayments due to higher interest rates and higher scheduled payments collected on loans in our MSR portfolio, as well as the loss on MSR sales in 2022. The Company reviews all its assumptions each quarter compared to other market participants and retrospectively reviews the prior quarter assumptions compared to subsequently available actual data and factors that into determining its current quarter’s assumptions. Certain key assumptions were reviewed and updated during the first quarter 2023 to more closely align with comparable market participants, supported by the Company’s quarterly retrospective review of actual cost to service incurred and custodial deposit ancillary income received.
Expenses
Total expenses decreased by $0.2 million, or 1.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decreases in compensation and benefits expense and general and administrative expenses, partially offset by the increases in loan servicing expense.
Compensation and benefits expense decreased by $7.1 million, or 92.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by the salary expense decreases due to employee headcount reductions and efficiencies gained from the transition of subservicing to ServiceMac.
Loan servicing expense increased by $7.4 million, or 129.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to $7.1 million increase in subservicing fee due to outsourcing of the servicing to ServiceMac.
General and administrative expenses decreased $1.2 million, or 83.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in professional services fees and loan review services due to the subservicing to ServiceMac and the Company’s cost savings initiatives.

Corporate
The following presents certain corporate financial data:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue:
Interest expense	$(15,738)	$(14,180)	$(1,558)	11.0%
Interest expense, net	(15,738)	(14,180)	(1,558)	11.0%
Other income (expense)	700	(4,638)	5,338	(115.1)%
Total corporate revenue, net	(15,038)	(18,818)	3,780	(20.1)%
Expenses:
Compensation and benefits	16,418	23,353	(6,935)	(29.7)%
Production technology	—	2	(2)	N/A
General and administrative	8,527	9,897	(1,370)	(13.8)%
Depreciation	4,260	2,687	1,573	58.5%
Other expenses	4,022	3,900	122	3.1%
Total corporate expenses	33,227	39,839	(6,612)	(16.6)%
Corporate net loss	$(48,265)	$(58,657)	$10,392	(17.7)%

Total Corporate Revenue
Interest expense, net
Interest expense, net increased by $1.6 million, or 11.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in expense was driven by an increase in corporate debt interest due to higher interest rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was partially offset by the $50.0 million repurchase and retirement of outstanding Senior Notes in 2022.
Other income (expense)
Other income for the three months ended March 31, 2022 primarily consisted of loss from our equity method investment. In October 2022, the Company completed the sale for its equity method investment.
Expenses
Total expenses decreased by $6.6 million, or 16.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by decreases in compensation and benefits and general and administrative expenses, partially offset by the increase in depreciation.
Compensation and benefits expense decreased by $6.9 million, or 29.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by $6.2 million lower salary expense and a $1.7 million lower variable compensation, partially offset by $2.3 million increase in severance expense due to headcount reductions resulting from the decrease in Origination volume.
General and administrative expense decreased $1.4 million, or 13.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in professional services fees of $1.7 million as a result of the Company’s cost-saving initiatives.
Depreciation expense increased by $1.6 million or 58.5% due to the Company’s change in estimated useful lives of assets related to the Origination segment.
Income Tax Benefit (Expense)
Income tax benefit (expense) is recognized for the entire company rather than on a segment basis. Income tax benefit increased by $48.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change is primarily due to $177.4 million loss before income tax for the three months ended March 31, 2023 compared to $21.5 million income before income tax for the three months ended March 31, 2022. Our overall effective tax rate of 24.6% and 20.1% for the three months ended March 31, 2023 and 2022, respectively, differed from the U.S. statutory rate of 21.0% primarily due to the impact of the equity investment, state taxes, uncertain tax positions, changes in valuation allowance, and permanent disallowed deductions for tax such as officer's compensation limitations applicable to a public entity.

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
We held mortgage warehouse lines of credit arrangements with eight separate financial institutions with a total maximum borrowing capacity of $2.8 billion and an unused borrowing capacity of $2.4 billion as of March 31, 2023, approximately $38.6 million of which is available and undrawn. Refer to Note 7 - Warehouse Lines of Credit of our condensed consolidated financial statements.
In light of the recent decline in the Origination volumes, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition. The Company is expected to terminate a majority of its warehouse lines of credit pursuant to the sale of certain agreements and assets used in or related to the Company’s wholesale originations channel. For additional information refer to Note 20 – Sale of Certain Assets in Origination Segment, Sale of Correspondent Channel and Home Point Asset Management LLC and Note 22 - Subsequent Events .
We maintained a servicing advance financing facility, MSR financing facility and an operating line of credit with total combined unused borrowing capacity of $523.0 million as of March 31, 2023. Refer to Note 8 - Term Debt and Other Borrowings, net of our condensed consolidated financial statements.

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
In January 2021, the Company issued $550.0 million aggregate principal amount of its Senior Notes (the “Senior Notes”) in a private placement transaction. The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s wholly owned subsidiaries existing on the date of issuance, other than HPAM and HPMAC. The Senior Notes bear interest at a rate of 5.0% per annum, payable semi-annually in arrears. The Senior Notes will mature in February 2026.
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
The Company was in compliance with all covenants under the indenture and our warehouse facilities and other lines of credit as of March 31, 2023.
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
Summary of Mortgage Loan Participation Agreement
On January 31, 2023, HPF terminated the Mortgage Loan Participation Sale Agreement (the “Gestation Agreement”), dated as of November, 2021, between HPF, as seller and JPMorgan Chase Bank, National Association, as purchaser (“Purchaser”). The Gestation Agreement permitted the Purchaser to purchase from HPF from time to time during the term of the Gestation Agreement participation certificates evidencing a 100% undivided beneficial ownership interest in designated pools of fully amortizing first lien residential mortgage loans that were intended to ultimately be included in residential mortgage-backed securities (“MBS”, “Agency MBS”) issued or guaranteed, as applicable, by Federal National Mortgage Association (“Fannie Mae”, “FNMA”), Federal Home Loan Mortgage Corporation (“Freddie Mac”, “FHLMC”), and Ginnie Mae. The aggregate purchase price of participation certificates owned by Purchaser at any given time for which Purchaser had not been paid the purchase price for the related Agency MBS by the applicable takeout investor as specified in the applicable takeout commitment could not exceed $400 million. The parties mutually agreed to terminate the JPM Gestation Agreement prior to its scheduled maturity date of September 29, 2023. HPF did not incur any early termination penalties.
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

Cash Flows
The following presents the summary of the Company’s cash flows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$139,195	$1,896,026
Net cash (used for) provided by investing activities	(478)	379,774
Net cash used for financing activities	(137,028)	(2,285,859)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,689	(10,059)
Cash, cash equivalents and restricted cash at end of period	$110,281	$197,731
Our Cash and cash equivalents and restricted cash decreased by $87.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Operating Activities
Our Cash flows from operating activities are primarily influenced by changes in the levels of our inventory of MLHS as shown below:

	Three Months Ended March 31,
	2023	2022
Cash flows from:	(dollars in thousands)
Mortgage loans held for sale	$163,896	$1,765,392
Loss (gain) on loans, net	1,490	(45,404)
(Increase) decrease in fair value of derivative assets, net	(5,621)	93,554
(Increase) decrease in fair value of mortgage loans held for sale	(3,440)	132,031
Other operating sources	(17,130)	(49,547)
Net cash provided by operating activities	$139,195	$1,896,026
Cash provided by operating activities decreased by $1,756.8 million for the three months ended March 31, 2023 compared to the cash provided by operating activities for the three months ended March 31, 2022. The decrease provided by operating activities is primarily driven by decrease in the level of inventory of loans held for sale as a result of a decrease in Origination volume for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Investing Activities
Cash provided by investing activities decreased by $380.3 million primarily due to decrease in proceeds from sale of MSRs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Financing Activities
Our Cash flows from financing activities are primarily influenced by changes in Warehouse borrowings as shown below:

	Three Months Ended March 31,
	2023	2022
Cash flows from:	(dollars in thousands)
Warehouse borrowings, net	$(86,984)	$(1,993,726)
Other financing sources	(50,044)	(292,133)
Net cash used for financing activities	$(137,028)	$(2,285,859)
Cash used for financing activities decreased for the three months ended March 31, 2023 compared to the cash used for financing activities for the three months ended March 31, 2022. The decrease in use was primarily driven by increase in proceeds, net of payments, on warehouse borrowings due to a decrease in Origination volume. As noted above, the Company continues to strategically rightsize its warehouse lines of credit in order to minimize associated costs and more efficiently operate in the environment of rising interest rates and increased competition.

Contractual Obligations and Other Commitments
For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” in our 2022 Annual Report. There have not been any material changes to our contractual obligations since December 31, 2022.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified certain accounting estimates as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. We believe that the judgment, estimates, and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, actual results could differ, and the use of other assumptions or estimates could result in material differences in our results of operations or financial condition. Refer to Item 7 in our 2022 Form 10-K for a description of our critical accounting estimates and Note 2 - Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in Item 8 of our 2022 Form 10-K and Note 2 - Basis of Presentation and New Accounting Pronouncements to our condensed consolidated financial statements for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2023.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2023.
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
Item 1A. Risk Factors
We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our 2022 Annual Report. Except as set forth below, as of the date of this Report, there have been no material changes from the risk factors previously disclosed in our 2022 Annual Report.
Risks Related to the Proposed Merger
Uncertainties associated with the Merger with a wholly-owned affiliate of Mr. Cooper could adversely affect our business, results of operations, stock price and financial condition.
On May 10, 2023, we entered into the Merger Agreement with Mr. Cooper and Acquisition Sub. Pursuant to the Merger Agreement, we will merge with and into Acquisition Sub, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act. In connection with the Merger, Acquisition Sub will commence an offer to purchase any and all issued and outstanding shares of the Company’s common stock at a price of $2.33 per share in cash, without interest thereon (but subject to applicable withholding) upon the terms and subject to the conditions of the Merger Agreement.
Completion of the Merger is subject to various closing conditions, including, but not limited to, the Purchaser acquiring, pursuant to the Offer, 50% of the total number of shares of our common stock outstanding plus at least one additional share of our common stock ("Minimum Tender Condition”). There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:
•an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources towards the completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•impacts on the price of our common stock;
•the requirement that we pay a termination fee of $9,720,000 if the Merger Agreement is terminated under certain circumstances;
•developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;
•stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.
Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains customary termination provisions for both the Company and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Parent a termination fee of $9,720,000. If Home Point is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on Home Point’s financial condition and results of operations.
If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. In addition, the price of our common stock has in the past and may continue to fluctuate substantially in the event that the Merger is not consummated in the future.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or inducing the making, submission or announcement of, or knowingly encouraging, facilitating or assisting alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or could reasonably be expected to lead to, any Competing Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, subject to certain specified exceptions (as set forth in the Merger Agreement): incurring debt; entering into, adopting, amending, modifying or terminating any employee plans; increasing the compensation of any director, officer, employee or independent contractor, or hiring or terminating certain employees (other than for “cause”); settling certain pending or threatened legal proceedings; changing our methods, procedures, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.
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

3.2	Amended and Restated Bylaws of Home Point Capital Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on February 3, 2021 and incorporated herein by reference).
10.1*+	Change in Terms Agreement, dated as of March 30, 2023, by and between Home Point Financial Corporation, as Seller, and Texas Capital Bank, formerly known as Texas Capital Bank, National Association
10.2+†
Waiver and Separation Agreement and General Release of All Claims dated January 18, 2023, by and between Home Point Capital Inc., Home Point Financial Corporation and Phillip M. Miller (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K on March 9, 2023 and incorporated herein by reference).

10.3+†
Waiver and Separation Agreement and General Release of All Claims dated February 24, 2023, by and between Home Point Capital Inc., Home Point Financial Corporation and Mark E. Elbaum (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K on March 9, 2023 and incorporated herein by reference).

10.4*+
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among Home Point Financial Corporation, as borrower, Home Point Capital Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto

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

HOME POINT CAPITAL INC.

Dated: May 12, 2023	By:	/s/ William A. Newman
	Name:	William A. Newman
	Title:	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)